Form 10-Q
period 2024-09-30
Guardian Pharmacy Services, Inc.
filed 2024-11-12
CIK 1802255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number:
001-42284

Guardian Pharmacy Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-3627139
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 Galleria Parkway SE
Suite 800
Atlanta, Georgia 30339
(Address of Principal Executive Offices) (Zip Code)
(404)
810-0089
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	GRDN	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:

☐ No: ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes
:
 ☒  No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). Yes: ☐ No: ☒
As of
November 1
, 2024, there were issued and outstanding 9,200,000 shares of the registrant’s Class A common stock and 54,094,232 shares of the registrant’s Class B common stock.

GUARDIAN PHARMACY SERVICES, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words such as “aims,” “anticipates,” “believes,” “contemplates,” “continues,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” “would,” and similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties, as well as certain additional risks that we face, refer to “Risk Factors” and the factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results to differ materially from those suggested by forward-looking statements are:

•	our ability to effectively execute our business strategies, implement new initiatives and improve efficiency;

•	our ability to effectively market and sell, customer acceptance of, and competition for, our pharmaceutical services in new and existing markets;

•	our relationships with pharmaceutical wholesalers and key manufacturers, long-term health care facilities (“LTCFs”) and health plan payors;

•	our ability to maintain and expand relationships with LTCF operators on favorable terms;

•	the impact of the outbreak of a national emergency, public health crisis or global pandemic, such as COVID-19, on our employees and business and on our supply chain and the LTCFs we serve;

•	continuing government and private efforts to lower pharmaceutical costs, including by limiting pharmacy reimbursements;

•	changes in, and our ability to comply with, healthcare laws, regulations or interpretations;

•	further consolidation of managed care organizations and other health plan payors and changes in the terms of our agreements with these parties;

•	our ability to retain members of our senior management team, our local pharmacy management teams and our pharmacy professionals;

•	our exposure to, and the results of, claims, legal proceedings and governmental inquiries;

•	our ability to maintain the security of our operating and information technology systems and infrastructure (e.g., against cyber-attacks);

•	product liability, product recall, personal injury or other health and safety issues related to the pharmaceuticals we dispense;

•	supply chain and other manufacturing disruptions related to the pharmaceuticals we dispense;

•	the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements, and our ability to raise additional capital, if needed; and

•	the misuse or off-label use, or errors in the dispensing or administration, of the pharmaceuticals we dispense.

New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in, or implied by, the forward-looking statements. Therefore, we caution you not to place undue reliance on any forward-looking statements or information. Any forward-looking statements only speak as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as may be required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(
UNAUDITED
)

(In thousands, except share amounts)	December 31, 2023	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$752	$37,221
Accounts receivable, net	77,262	90,943
Inventories	36,727	45,216
Other current assets	14,864	6,885

Total current assets	129,605	180,265
Property and equipment, net	45,064	48,125
Intangible assets, net	11,979	15,151
Goodwill	56,046	68,419
Operating lease right-of-use assets	28,113	29,720
Deferred tax assets	—	5,973
Other assets	358	374

Total assets	$271,165	$348,027

Liabilities and equity
Current liabilities:
Accounts payable	$85,603	$106,870
Accrued compensation	16,961	13,955
Line of credit	9,000	10,000
Notes payable, current portion	3,977	5,434
Operating leases, current portion	6,229	6,963
Other current liabilities	16,245	15,096

Total current liabilities	138,015	158,318
Notes payable, net of current portion	18,992	28,666
Operating leases, net of current portion	22,803	23,840
Other liabilities	31,496	3,307

Total liabilities	211,306	214,131

Commitments and contingencies (see Note 6)
Equity:
Members’ equity	28,209	—
Class A common stock- 700,000,000 shares authorized, par value $ 0.001 , 9,200,000 shares issued and outstanding as of September 30, 2024	—	9
Class B common stock- 100,000,000 shares authorized, par value $0.001, 54,094,232 shares issued and outstanding as of September 30, 2024	—	54
Additional paid-in capital	—	122,323
Retained earnings	—	5,181
Non-controlling interests	31,650	6,329

Total equity	59,859	133,896

Total liabilities and equity	$271,165	$348,027

See accompanying notes to unaudited interim Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2023	2024	2023	2024
Revenues	$262,741	$314,393	$765,126	$889,840
Cost of goods sold	210,549	253,515	611,394	712,573

Gross profit	52,192	60,878	153,732	177,267

Selling, general, and administrative expenses	58,522	165,491	128,310	256,942

Operating income (loss)	(6,330)	(104,613)	25,422	(79,675)

Other expenses:
Interest expense	716	1,026	2,120	2,857
Other expense (income), net	(51)	2	141	166

Total other expenses	665	1,028	2,261	3,023

Income (loss) before income taxes	(6,995)	(105,641)	23,161	(82,698)
Provision for income taxes	—	176	—	176

Net income (loss)	(6,995)	(105,817)	23,161	(82,874)

Less net income (loss) attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	(11,290)	9,350	11,884	22,760
Less net income attributable to non-controlling interests	4,295	6,823	11,277	16,356

Net income (loss) attributable to Guardian Pharmacy Services, Inc	$—	$(121,990)	$—	$(121,990)

Net income (loss) per share of Class A and Class B common stock 1
Basic	N/A	$(2.00)	N/A	$(2.00)
Diluted	N/A	$(2.00)	N/A	$(2.00)
Weighted-average Class A and Class B common shares outstanding
Basic	N/A	61,143,311	N/A	61,143,311
Diluted	N/A	61,143,311	N/A	61,143,311

1
Basic and diluted net income (loss) per share of Class A and Class B common stock is applicable only for the period from September 27, 2024 through September 30, 2024, which is the period following the initial public offering (“IPO”) and related Corporate Reorganization (as defined in Note 1 to the Unaudited Interim Consolidated Financial Statements). See Note 7 for the number of shares used in the computation of net income (loss) per share of Class A and Class B common stock and the basis for the computation of net income (loss) per share.

See accompanying notes to unaudited interim Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND STOCKHOLDERS’ EQUITY
(
UNAUDITED
)

	Guardian Pharmacy, LLC (Prior to Corporate Reorganization)	Guardian Pharmacy Services, Inc. Stockholders’ Equity
(In thousands, except share amounts)	Members’ Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non-Controlling Interests	Total Equity

Balance, December 31, 2023	$28,209	—	—	$—	$—	$—	$—	$31,650	$59,859
Contributions	—	—	—	—	—	—	—	428	428
Net income	2,786	—	—	—	—	—	—	4,309	7,095
Distributions	(7,130)	—	—	—	—	—	—	(3,679)	(10,809)

Balance, March 31, 2024	23,865	—	—	—	—	—	—	32,708	56,573

Contributions	—	—	—	—	—	—	—	724	724
Non-cash equity contribution	—	—	—	—	—	—	—	4,989	4,989
Net income	10,624	—	—	—	—	—	—	5,224	15,848
Distributions	(16,612)	—	—	—	—	—	—	(4,309)	(20,921)

Balance, June 30, 2024	17,877	—	—	—	—	—	—	39,336	57,213

Net income prior to Corporate Reorganization	9,350	—	—	—	—	—	—	6,817	16,167
Contributions prior to Corporate Reorganization	—	—	—	—	—	—	—	955	955
Distributions prior to Corporate Reorganization	(12,308)	—	—	—	—	—	—	(6,291)	(18,599)
Impacts of Corporate Reorganization and IPO
Conversion of non-controlling interest into Guardian Pharmacy, LLC common units	34,494	—	—	—	—	—	—	(34,494)	—
Conversion of Restricted Interest Unit awards into Guardian Pharmacy, LLC common units	142,498	—	—	—	—	—	—	—	142,498
Conversion of Guardian Pharmacy, LLC common units into Class B common stock of Guardian Pharmacy Services, Inc.	(191,911)	—	54,094,232	—	54	9,510	182,347	—	—
Issuance of Class A common stock, net of costs	—	9,200,000	—	9	—	106,728	—	—	106,737
Payments to Class B common stock stockholders of $1.02 per share	—	—	—	—	—	—	(55,176)	—	(55,176)
Recognition of deferred tax asset, net from Corporate Reorganization	—	—	—	—	—	5,973	—	—	5,973
Net income (loss) attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	—	(121,990)	—	(121,990)
Net income attributable to non-controlling interest subsequent to Corporate Reorganization	—	—	—	—	—	—	—	6	6
Equity-based compensation subsequent to Corporate Reorganization	—	—	—	—	—	112	—	—	112

Balance, September 30, 2024	$—	9,200,000	54,094,232	$9	$54	$122,323	$5,181	$6,329	$133,896

(In thousands, except share amounts)	Members’ Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	$42,729	$33,200	$75,929
Contributions	—	195	195
Non-cash equity contribution	—	225	225
Net income	1,704	4,010	5,714
Distributions	(6,166)	(3,180)	(9,346)

Balance, March 31, 2023	38,267	34,450	72,717

Contributions	—	120	120
Net income	21,470	2,972	24,442
Distributions	(15,724)	(4,776)	(20,500)

Balance, June 30, 2023	44,013	32,766	76,779

Contributions	—	223	223
Net income (loss)	(11,290)	4,295	(6,995)
Distributions	(6,532)	(3,776)	(10,308)

Balance, September 30, 2023	$26,191	$33,508	$59,699

See accompanying notes to unaudited interim Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2023	2024
Operating activities
Net income (loss)	$23,161	$(82,874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,520	14,619
Share-based compensation expense	16,632	128,029
Provision for losses on accounts receivable	3,707	4,240
Other	257	(31)
Changes in operating assets and liabilities:
Accounts receivable	(11,958)	(17,285)
Inventories	3,571	(6,226)
Other current assets	(2,173)	768
Accounts payable	10,213	14,158
Accrued compensation	(2,396)	(3,373)
Other operating liabilities	1,731	(16,402)

Net cash provided by operating activities	56,265	35,623

Investing activities
Purchases of property and equipment	(11,793)	(11,867)
Payment for acquisitions	(985)	(12,460)
Other	484	544

Net cash used in investing activities	(12,294)	(23,783)

Financing activities
Proceeds from equity offering, net of underwriter fees	—	119,784
Payments of equity offering costs	—	(538)
Payments to Class B common stock stockholders	—	(55,176)
Borrowings from notes payable	—	15,000
Repayment of notes payable	(3,000)	(3,750)
Borrowings from line of credit	198,000	189,300
Repayments of line of credit	(196,000)	(188,300)
Principal payments on finance lease obligations	(3,091)	(3,309)
Contributions from non-controlling interests	538	2,107
Distributions to non-controlling interests	(11,732)	(14,279)
Member distributions	(28,422)	(36,050)
Other	(250)	(160)

Net cash provided by (used in) financing activities	(43,957)	24,629

Net change in cash and cash equivalents	14	36,469
Cash and cash equivalents, beginning of period	607	752

Cash and cash equivalents, end of period	$621	$37,221

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,082	$2,851

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment through finance leases	$5,562	$2,256

Accrued and capitalized offering costs recorded to additional paid-in capital	$—	$12,509

Non-cash equity contributions from non-controlling members	$225	$4,989

See accompanying notes to unaudited interim Consolidated Financial Statements.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

1.	Organization and Background
Business
Guardian Pharmacy Services, Inc. (the “Company”) is a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of long-term health care facilities (“LTCFs”) adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We emphasize high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities, and behavioral health facilities and group homes. Additionally, our robust suite of capabilities enables us to serve residents in all types of LTCFs. We are a trusted partner to residents, LTCFs and health plan payors because we help reduce errors in drug administration, manage and ensure adherence to drug regimens, and lower overall healthcare costs.
Organization
The Company was incorporated in the state of Delaware on November 16, 2021. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related corporate reorganization transactions in order to carry on the business of Guardian Pharmacy, LLC, which was formed on July 21, 2003 as an Indiana limited liability company, as a publicly-traded entity.
Corporate Reorganization
Prior to the IPO, we conducted our business through Guardian Pharmacy, LLC, and its majority owned and wholly owned limited liability company subsidiaries, which were treated for income tax purposes as partnerships and disregarded entities, respectively. Immediately prior to the IPO, we completed a series of corporate reorganization transactions (the “Corporate Reorganization”), pursuant to which:

•	All Preferred Units in Guardian Pharmacy, LLC were converted into Common Units, resulting in Guardian Pharmacy, LLC having only Common Units outstanding;

•
The membership interests, including Restricted Interest Unit awards, held by members other than Guardian Pharmacy, LLC in our subsidiaries (other than certain subsidiaries that were not parties to the Corporate Reorganization, as discussed below) were converted into Common Units of Guardian Pharmacy, LLC. The subsidiaries that participated in the Corporate Reorganization are referred to as the Converted Subsidiaries, and the subsidiaries that were not parties to the Corporate Reorganization are referred to as the
Non-Converted
S
ubsidiaries; and

•
Guardian Pharmacy, LLC
became a wholly owned subsidiary of the Company by participating in a merger with a transitory subsidiary of the Company. Pursuant to the merger, each Common Unit of Guardian Pharmacy, LLC was converted into (i) one share of the Company’s
Class B common stock, par value $0.001 per share (“Class B common stock”)
and
(ii) the right to receive $1.02 in cash per share, without interest (collectively, the “Merger Consideration”).
In
 the
merger,
54,094,232 shares of Class B common stock
 were issued in exchange for Common Units of Guardian Pharmacy, LLC. In accordance with
the terms of the Company’s Amended and Restated Certificate of Incorporation, such issued shares of Class B common stock
will
automatically
convert on a one-for-one basis into shares of the Company’s
Class A common stock, par value $0.001 per share (“Class A common stock”) over the
two
-year
period following the IPO.
The cash payment related to the
Merger Consideration was $55,176 and was paid using the proceeds from the IPO.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

As a result of the Corporate Reorganization, the Company became a holding company with no material assets other than its 100% interest in Guardian Pharmacy, LLC, and the Converted Subsidiaries became wholly owned subsidiaries of Guardian Pharmacy, LLC. In addition, Guardian Pharmacy, LLC remained the majority owner of each of the
Non-Converted
Subsidiaries.
The
Non-Converted
Subsidiaries collectively own nine pharmacies that are (i) greenfield start-up
pharmacies in various stages of development and integration with Guardian and do not currently have material operations or (ii) pharmacies that we recently acquired. After a period of time that would typically be sufficient to allow such pharmacies to adopt our operating practices and experience meaningful growth in residents served and earnings, we expect to acquire the minority membership interests of such
Non-Converted
Subsidiaries.
As a result of the Corporate Reorganization, the Company recorded deferred tax assets and liabilities attributable to the business of Guardian Pharmacy, LLC. In addition, the Company received tax basis for the $55,176 in cash payments related to the Merger Consideration, which are amortizable for tax purposes. To reflect this new taxability at the corporate level and the tax step-up,
the Company recorded an incremental net deferred tax asset/(liability) through additional paid-in
capital of $5,973. See Note 9 for further discussion.
Initial Public Offering
On September 27, 2024, the Company consummated its IPO of 8,000,000 shares of its Class A common stock, as described in the Company’s final

prospectus dated September 25, 2024, filed with the Securities and Exchange Commission on September 26, 2024, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”). Also on September 27, 2024, the underwriters for the IPO exercised in full their option to purchase an additional 1,200,000 shares of Class A common stock. The 9,200,000 shares were issued at a public offering price of $14.00 per share, resulting in net proceeds to the Company of $119,784, after deducting underwriting discounts of $9,016. In addition to the underwriting discounts, the Company incurred $13,047 of offering costs, which were recorded to additional paid-in
capital.

2.	Summary of Significant Accounting Policies
Principles of consolidation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and all controlled subsidiaries (collectively, the “Company”). All intercompany transactions and accounts have been eliminated. Results of operations of the Company’s controlled subsidiaries have been included from the date of acquisition.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are prepared in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. Certain footnote disclosures have been omitted that would substantially duplicate the disclosures in the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 (included within the Prospectus), unless information contained in those disclosures materially changed or is required by U.S. GAAP to be included in interim financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2024 have been recorded. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or any other period. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

The Corporate Reorganization was accounted for as a combination of entities under common control. As a result, the financial reports filed with the SEC by the Company subsequent to the Corporate Reorganization are prepared “as if” Guardian Pharmacy, LLC is the accounting predecessor of the Company. The historical operations of Guardian Pharmacy, LLC are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Guardian Pharmacy, LLC prior to the Corporate Reorganization; (ii) the consolidated results of the Company and Guardian Pharmacy, LLC following the Corporate Reorganization; (iii) the assets and liabilities of the Company and Guardian Pharmacy, LLC at their historical cost; and (iv) the Company’s equity structure for all periods presented. No step-up
basis of intangible assets or goodwill was recorded.
Guardian Pharmacy, LLC has been determined to be our predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the Corporate Reorganization have been adjusted to combine the previously separate entities for presentation purposes. The Company’s financial position, results of operations and cash flows effectively represent those of Guardian Pharmacy, LLC as of and for all periods presented.
Income Taxes
The Company is a taxable entity. As discussed in Note 1, prior to the Corporate Reorganization, Guardian Pharmacy, LLC was comprised of entities treated as partnerships for income tax purposes, and the federal income taxes on taxable income or losses realized by Guardian Pharmacy, LLC were the obligation of the individual members or partners. As a result of the Corporate Reorganization, the Company is subject to federal and state corporate income taxes. The accompanying financial statements include a provision for income taxes based on the period when the Company’s operations are taxable.
The Company accounts for income taxes pursuant to the asset and liability method of ASC 740, Income Taxes, which requires it to recognize current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.
The Company recognizes the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company’s policy is to recognize potential interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported. See Note 9 for additional disclosures regarding income taxes.
The Company and its subsidiaries file income tax returns and are subject to examinations in the U.S. federal jurisdiction and in various states. Prior to the Corporate Reorganization, Guardian Pharmacy, LLC was subject to state income taxes, which did not result in any material tax impacts.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

New Accounting Pronouncements
The following table provides a description of recent accounting pronouncements that are applicable to the Company’s unaudited interim Consolidated Financial Statements:

New Accounting Standard Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption
2016-13, 2018-19, 2019-04, 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU
2016-13
and its subsequent corresponding updates provide guidance for the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity
debt securities, loans and other instruments, entities are required to use a forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale
debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities.
		January 1, 2023	The Company adopted the standard on January 1, 2023 with no material impact on its Consolidated Financial Statements.

New Accounting Standards Not Yet Effective

2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
ASU
2023-07
requires companies to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and are included within each reported measure of segment operating results. The standard also requires companies to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The standard requires retrospective application to all prior periods presented.
January 1, 2024 for annual disclosures. January 1, 2025 for interim disclosures.
The Company is currently evaluating the impact of adopting the standard on its Consolidated Financial Statements. The adoption is not expected to have a material impact on the Consolidated Financial Statements.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU
2023-09
enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction.	January 1, 2025 for annual disclosures.	The Company is currently evaluating the impact of adopting the standard on its Consolidated Financial Statements.

3.	Acquisitions
The Company’s growth strategy involves periodically acquiring institutional pharmacies servicing LTCFs and their residents as well as residents in other care settings. The Company’s strategy includes the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally less significant in size, which are combined with existing pharmacy operations to augment internal organic growth.
During the nine months ended September 30, 2024, the Company completed acquisitions of various pharmacy operations (the “Acquisitions”). Total consideration for the Acquisitions included cash of $12,460, an inventory payment payable of $722, based on the fair value of inventory on the acquisition date, and contingent earnout payments of up to $2,700 if certain revenue and earnings targets are achieved by certain acquired entities during the two-year
period subsequent to the
respective
acquisition dates. The fair value of the contingent consideration arrangement at the acquisition dates and at September 30, 2024 was $2,700 (see the Fair Value Measurements Note 5 for more information). The total preliminary purchase consideration for the Acquisitions was $15,882.
The Acquisitions included
non-controlling
interests, for which the fair value was estimated to be $4,989 at the time of the Acquisitions. The fair value of the non-controlling
interests was estimated by utilizing the implied fair value of the non-controlling
interests, determined based on the acquisition price, and considering discounts necessary due to the lack of marketability and lack of control associated with the non-controlling
interest. During 2024, we incurred an immaterial amount of acquisition costs in connection with the Acquisitions.
The Acquisitions were treated as a purchase in accordance with ASC 805, Business Combinations, which requires recognition of the estimated fair values of assets acquired and liabilities assumed in a transaction. Our recognition of the assets acquired and liabilities assumed was based on management’s judgement after evaluating several factors, including a preliminary valuation assessment. This recognition is preliminary and subject to changes, which could be material, as additional information becomes available and the valuation of assets and liabilities is finalized. There were no material measurement period adjustments recognized in periods subsequent to the Acquisitions.

1
2

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

The preliminary recognition of the assets and liabilities of the Acquisitions as of September 30, 2024 is as follows:

(in thousands)	Fair Value
Total preliminary purchase consideration	$15,882
Net assets acquired:
Inventory	2,261
Other assets	2,138
Intangible Assets	5,607
Other liabilities	(1,508)
Non-controlling interest equity	(4,989)

Net assets acquired	3,509

Goodwill	$12,373

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the Acquisitions. Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the long-term care pharmacy industry, the assembled workforce acquired, expected revenue synergies, as well as operating efficiencies and cost savings. Of the $12,373 of goodwill recorded related to the Acquisitions, $9,256 is expected to be deductible for tax purposes.
Intangible assets are comprised of customer lists and trademarks. The fair values and the weighted average useful lives for the customer lists and trademarks were $5,057 and $550, and 10 years and 5 years, respectively.
Consolidated Results of Operations
The results of operations for the Acquisitions have been included in the consolidated financial statements since the date of acquisition. During the three and nine months ended September 30, 2024, the Company’s consolidated statements of operations included $16,563 and $32,434, respectively, of revenue associated with the Acquisitions. Net income associated with the Acquisitions is not material to the consolidated financial statements.
The comparable prior period results of operations associated with the Acquisitions are not material to the consolidated financial statements, and as such, supplemental pro forma financial information is not presented.

4.	Debt Arrangements
Line of credit
On May 13, 2024, the Company entered into the Sixth Amendment to Third Amended and Restated Loan and Security Agreement (the “Amendment”) to the existing credit facility (“Credit Facility”). The amendment extended the line of credit termination date from April 23, 2025 to April 23, 2027. The line of credit now bears an interest rate equal to the one-month
Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The total amount available under the line of credit as of September 30, 2024 is $30,000.

1
3

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Notes Payable
The
Amendment added a new term loan of $
15,000
to the Credit Facility and extended the maturity date of the existing and new term loan (collectively referred to as the “Term Loan”) to
April 23, 2027
. The interest rate of the Term Loan now bears an interest rate equal to the one-month
SOFR plus an additional rate of
1.80
% to
2.80
% based on certain financial ratios maintained by the Company. The Term Loan is payable in quarterly installments of $
1,375
through March 31, 2027, with the remaining balance of the term loan due in a final lump sum payment at maturity on April 23, 2027.
Long-term debt consists of the following:

(in thousands)	December 31, 2023	September 30, 2024
Term loan	$23,000	$34,250
Deferred financing costs, net	(31)	(151)

Total notes payable	22,969	34,099
Less current portion	(3,977)	(5,434)

Notes payable, net of current portion	$18,992	$28,665

As of September 30, 2024, future principal payment obligations for long-term debt are as follows for the years ending December 31:

(in thousands)
2024	$1,375
2025	5,500
2026	5,500
2027	21,875

Total	$34,250

The Company was in compliance with all debt covenants at September 30, 2024.

5.	Fair Value Measurements
The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

•	Level 1 - Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 - Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

•
Level 3 - Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs that market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

1
4

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit, and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term maturity of these instruments. The Company estimates that the carrying amount of the line of credit and notes payable approximates fair value due to the fluctuation of their variable interest rates with market movement.
The following table summarizes the valuation of liabilities measured at fair value on a recurring basis on the Company’s Consolidated Balance Sheets:

	Level 1	Level 2	Level 3
September 30, 2024
Liabilities:
Contingent consideration payable	$—	$—	$2,700

Fair value of financial instruments	$—	$—	$2,700

The fair value measurement of the contingent consideration obligations arising from acquisitions is based upon Level 3 inputs including, in part, the estimate of future cash flows based upon the likelihood of achieving the various criteria triggering the payment of the obligations. Changes in the fair value of the contingent consideration obligations subsequent to the Acquisitions are recorded within Selling, general and administrative expenses.
The following table provides a reconciliation of the activity for the Level 3 contingent consideration fair value measurements during the nine-month period ended September 30, 2024:

Balance at December 31, 2023	$—
Current year acquisitions	2,700
Fair value adjustments	—
Payments	—

Balance at September 30, 2024	$2,700

6.	Commitments and Contingencies
The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company may have exposure to loss contingencies arising from pending or threatened litigation for which assessing and estimating the outcomes of these matters involve substantial uncertainties. The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. Legal expenses include attorneys’ fees, litigation expenses and settlements. The Company recorded legal expenses totaling $314 and $687 for the three months ended September 30, 2023 and 2024, respectively, and $1,457 and $4,745 for the nine months ended September 30, 2023 and September 30, 2024, respectively.

1
5

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

7.	Basic and Diluted Loss Per Share
Basic earnings per share of Class A and Class B common stock is computed by dividing net income attributable to Guardian Pharmacy Services, Inc. by the weighted-average number of shares of Class A and Class B common stock outstanding during the period. The Class A and Class B common stock are identical in their rights and privileges, except that shares of Class B common stock are subject to transfer restrictions prior to their conversion into Shares of Class A common stock. Therefore, the basic earnings per share for Class A and Class B common stock will be equal. Diluted earnings per share of Class A and Class B common stock is computed by dividing net income attributable to Guardian Pharmacy Services, Inc. by the weighted-average number of shares of Class A and Class B common stock outstanding, adjusted to give effect to potentially dilutive elements. As the Company recorded a net loss in the three and nine months period ended September 30, 2024, the potential adjustments to basic earnings per share were anti-dilutive, and thus, basis earnings per share and diluted earnings per share are equal.
The $55,176 Merger Consideration payment made to Class B common stock stockholders in connection with the Corporate Reorganization and IPO did not have an impact on income available to common stockholders.
The Company analyzed the calculation of earnings per unit, related to units of Guardian Pharmacy, LLC, for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Further, the Company had no operations prior to the Corporate Reorganization and the number of shares issued prior to the Corporate Reorganization was 100, which we have determined is not meaningful. Therefore, earnings per share information has not been presented for the three and nine months ended September 30, 2023, and the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2024 represent the post IPO period from September 27, 2024 to September 30, 2024 only.
The following table sets forth (in thousands) the computation of net income (loss) attributable to the Company used to compute basic net income (loss) per share of Class A and Class B common stock for the quarter ended September 30, 2024.

(in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Numerator:
Net income (loss)	(105,817)	(82,874)
Less: Net income attributable to Guardian Pharmacy, LLC before Corporate Reorganization	9,350	22,760
Less: Net income attributable to noncontrolling interests	6,823	16,356

Net income (loss) attributable to Guardian Pharmacy Services, Inc.	(121,990)	(121,990)

1
6

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts, and per share amounts):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to Guardian Pharmacy Inc.	$(16,560)	$(105,430)	$(16,560)	$(105,430)
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	8,300,000	52,843,311	8,300,000	52,843,311

Basic net income (loss) per share attributable to common stockholders	$(2.00)	$(2.00)	$(2.00)	$(2.00)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to Guardian Pharmacy Inc.	$(16,560)	$(105,430)	$(16,560)	$(105,430)
Denominator:
Number of shares used in basic computation	8,300,000	52,843,311	8,300,000	52,843,311
Dilutive Restricted Stock Units and Class B Common Stock	—	—	—	—

Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income (loss) per share	8,300,000	52,843,311	8,300,000	52,843,311

Diluted net income (loss) per share attributable to common stockholders	$(2.00)	$(2.00)	$(2.00)	$(2.00)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Anti-dilutive unvested Restricted Stock Units and Class B Common Stock	60,543	385,460	60,543	385,460

Total anti-dilutive securities	60,543	385,460	60,543	385,460

1
7

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

8.	Share-based Compensation
Prior to the Corporate Reorganization and IPO, share-based compensation expense (income) primarily relates to awards in the form of Restricted Interest Units. These cash-settled awards are recorded as liabilities until payout was made or the award was forfeited. These units vest in their entirety on the third anniversary of their grant date. Vesting is subject to continued service. Compensation costs are recognized ratably over the vesting period based upon the value of the awards as of period end.
The value of these awards is remeasured and reported as Share-based compensation liability on the accompanying Consolidated Balance Sheets at the end of each reporting period based on the change in calculated value of the shares pursuant to the prescribed calculation contained in the Restricted Interest Purchase Agreements. The primary inputs used to value the awards are the volume and accumulated vesting status of the issued awards and the historical adjusted earnings of the Company (inclusive of share-based compensation expense (income), outstanding capital and debt obligations of the Company as of the measurement date). The liability and corresponding expense are adjusted accordingly until the awards are settled. Vested Restricted Interest Units are typically repurchased by the Company upon termination of employment at the calculated value.
The Company recorded $15,210 and $0 of share-based compensation liability within Other liabilities on its Consolidated Balance Sheets as of December 31, 2023 and September 30, 2024, respectively.
Restricted Interest Units Conversion
In connection with the Corporate Reorganization and IPO, Restricted Interest Unit awards associated with the Converted Subsidiaries and Guardian Pharmacy, LLC were converted to Common Units of Guardian Pharmacy, LLC, with the Common Units in Guardian Pharmacy, LLC then being converted into 12,321,282 shares of Class B common stock of the Company (see Note 1 Organization and Background above for further discussion of the Corporate Reorganization and IPO). This conversion of Restricted Interest Units was treated as a modification, and as a result, the Company recognized $122,355 of share-based compensation expense during the three months ended September 30, 2024, attributable to the increased fair value of the vested units. This expense was considered an expense of the Company, as it was incurred in connection with the Corporate Reorganization and IPO, and as such, it is included in net income (loss) attributable to Guardian Pharmacy Services, Inc. on the consolidated statements of operations for the three and nine months ended September 30, 2024.
As the modified Restricted Interest Units were ultimately converted into Class B common stock of the Company, the fair value of the awards was calculated based on the fair value of Class A common stock issued in the IPO, discounted for a lack of registration, as the Class B common stock is unregistered. The discount was determined using the Finnerty Model using the following assumptions:

Nine Months Ended September 30, 2024
Volatility	60.0%
Expected life (in months)	6.0
Risk-free rate	4.3%
Fair value per unit	$14.00

1
8

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

We estimated the future stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life. The estimated life was based on the assumed period of time required should the Company choose to register the Class B common stock. The risk-free rate is based on the rate for a U.S. government security with the same estimated life. The Class B common stock issued in connection with the Corporate Reorganization and IPO will convert to Class A common stock over a period of two years following the date of issuance, which was the closing date of the IPO, and as such, the fair value per unit is based on the IPO price of Class A common stock of $14.00.
Class B common stock, issued as incentive awards, activity is as follows during the periods indicated:

	Class B Common Stock	Weighted Average Grant Date Fair Value
Unvested at September 27, 2024	—	$—
Granted	12,321,282	$12.67
Vested	(11,070,502)	$12.60
Forfeited	—	$—

Unvested at September 30, 2024	1,250,780	$13.30

In addition to the Class B common stock issued in connection with the Corporate Reorganization and IPO, the Company has share-based compensation awards in the form of Restricted Stock Units for Class A common stock of the Company, and Restricted Interest Unit awards (related to the
Non-Converted
Subsidiaries) of Guardian Pharmacy, LLC. The Restricted Interest Unit awards outstanding subsequent to the IPO are immaterial to the financial statements.
2024 Equity and Incentive Compensation Plan
In connection with the IPO and the Corporate Reorganization, the Company adopted the Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan (the “2024 Plan”). The 2024 Plan became effective on September 27, 2024 upon consummation of the IPO, in accordance with its terms. The number of shares of our Class A common stock available for awards under the 2024 Plan shall be, in the aggregate, 2,000,000 shares (the Overall Share Limit). The Overall Share Limit will be automatically increased on the first day of each fiscal year, beginning in 2025 and ending in 2034, by an amount equal to the lesser of (a) 1% of the shares of our common stock (including both Class A common stock and Class B common stock) outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares as determined by our board of directors. Such shares may be shares of original issuance or treasury shares or a combination of the two.
Restricted Stock Units (“RSU”) Awards
In connection with the IPO,
and under the 2024 Plan,
the Company granted RSU awards to the independent
non-employee
directors of 10,713
 shares
.
The stock price used to determine the award value was the IPO price of $14.00 per share. These awards vest into Class A common stock 6 months after the IPO date.

1
9

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Restricted Stock Unit activity was as follows during the periods indicated:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at September 27, 2024	—	$—
Granted	10,713	$14.00
Forfeited	—	$—

Unvested at September 30, 2024	10,713	$14.00

Share-based compensation expense
Share-based compensation expense is recorded to selling, general, and administrative expenses in the consolidated statement of operations, and is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Total share-based compensation expense	$20,700	$122,355	$16,632	$128,029

As of September 30, 2024, unamortized share-based compensation costs related to each share-based incentive award described above is as follows (in thousands, except for the remaining service period):

	Amount	Weighted Average Remaining Service Period (years)
Class B common stock	$13,513	0.9
Restricted stock units	150	0.5

Total unamortized share-based compensation cost	$13,663

The Company accounts for forfeitures as they occur for each share-based incentive award above.

9.	Income Taxes
Guardian Pharmacy Services, Inc. is taxed as a corporation and is subject to paying corporate federal and state and local taxes on the income allocated to it from its 100%

ownership of Guardian Pharmacy, LLC, which includes economic interest held in the Non-Converted Subsidiaries, as well as any stand-alone income or loss it generates. The Non-Converted Subsidiaries are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Prior to the Corporate Reorganization, Guardian Pharmacy, LLC was comprised of entities treated as partnerships for income tax purposes. As a partnership it was not subject to U.S. federal and certain state and local income taxes. As a result of the Corporate Reorganization, the Company is subject to federal and state corporate income taxes beginning on September 27, 2024.
The Company’s effective tax rate for the period subsequent to the Corporate Reorganization, September 27, 2024 through September 30, 2024, was
-0.1%
percent. This is lower than the federal statutory rate of 21 percent due to the $122,355 incremental share-based compensation charge upon the modification of certain Restricted Interest Units in connection with the Corporate Reorganization and IPO (see
Note 8—Share-based Compensation
for further detail on the share-based compensation charge) . These compensation costs are not deductible for federal and state income taxes.

2
0

The Company’s effective tax rate for periods prior to the Corporate Reorganization was zero percent because Guardian Pharmacy, LLC was not taxed at the entity level prior to the Corporate Reorganization.
As a result of the Corporate Reorganization, the Company received tax basis for the $55,176 in cash payments (the “tax step-up”)
related to the Merger Consideration. To reflect this new taxability at the corporate level and the tax step-up,
the Company recorded an incremental net deferred tax asset through additional paid-in
capital of $5,973. At the Corporate Reorganization, the Company concluded, based on all positive and negative evidence that it is more likely than not that all deferred tax assets will be utilized.
No uncertain tax positions existed as of September 30, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus, dated September 25, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 26, 2024 (the “Prospectus”) in connection with our initial public offering (“IPO”).

This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions, that are based on the beliefs of our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.” See “Special Note Regarding Forward-Looking Statements and Risk Factor Summary.”

Unless the context otherwise requires, the terms “Guardian,” the “Company,” “we,” “us” and “our” when used in this report mean Guardian Pharmacy Services, Inc. and all subsidiaries included in our consolidated financial statements.

Overview

We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of long-term health care facilities (“LTCFs”) adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We enter into contracts directly with LTCFs to serve as the principal pharmacy provider for their residents. In this capacity, we offer high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities (“ALFs”) and behavioral health facilities (“BHFs”). Additionally, our robust capabilities enable us to serve residents in all types of LTCFs. Our services include prescription intake and adjudication management, packaging drugs into unit dose and/or multi-dose compliance packaging that are organized by date and time of administration, and electronically tracking each drug from delivery through administration to LTCF residents. We also offer training to caregivers and conduct mock audits to ensure compliance with pharmacy administration requirements, billing claims processing, government regulation and other matters. As of September 30, 2024, our 50 pharmacies served approximately 180,000 residents in approximately 6,800 LTCFs across 37 states.

While our national competitors have primarily focused on skilled nursing facilities (“SNFs”), we believe we enjoy a strong competitive position as a large and purpose-built provider of pharmacy services to ALFs and BHFs. More than two-thirds of our annual revenue for each of the past three years has been generated from residents of ALFs and BHFs, while the remainder has been generated primarily from residents of SNFs. LTCF industry trends, including aging demographics, increases in the number of assisted living residents, improving life expectancies and enhanced quality of care, have resulted in ALF and BHF resident populations that require assistance with their increasingly acute and complex healthcare needs. Through our value-added capabilities and local management model, we have been able to pass on to residents, LTCFs and health plan payors the benefits of our scale without compromising on the high-touch, localized customer service traditionally associated with an independent pharmacy. For this reason, we are well positioned to continue to serve ALFs and BHFs, which we believe to be the most attractive and highest growth sector of the LTCF market.

Our core growth strategy focuses on increasing the number of residents we serve through a combination of organic and acquired growth. Acquired growth represents growth in the number of residents served resulting from acquiring an operating pharmacy, which we measure using the number of residents served by the acquired pharmacy as of the acquisition date. Organic growth represents the increase in the number of residents served at existing pharmacies, our greenfield pharmacies, and acquired pharmacies subsequent to the acquisition date. We have generated organic growth through new and expanded LTCF relationships as well as increased resident adoption of our services in the facilities we already serve.

Recent Developments

Corporate Reorganization

Prior to the IPO, we conducted our business through Guardian Pharmacy, LLC, and its majority owned and wholly owned limited liability company subsidiaries, which were treated for income tax purposes as partnerships and disregarded entities, respectively. Immediately prior to the IPO, we completed a series of corporate reorganization transactions (the “Corporate Reorganization”), pursuant to which:

•	All Preferred Units in Guardian Pharmacy, LLC were converted into Common Units, resulting in Guardian Pharmacy, LLC having only Common Units outstanding;

•

The membership interests, including Restricted Interest Unit awards, held by members other than Guardian Pharmacy, LLC in our subsidiaries (other than certain subsidiaries that were not parties to the Corporate Reorganization, as discussed below) were converted into Common Units of Guardian Pharmacy, LLC. The subsidiaries that participated in the Corporate Reorganization are referred to as the Converted Subsidiaries, and the subsidiaries that were not parties to the Corporate Reorganization are referred to as the Non-Converted Subsidiaries; and

•

Guardian Pharmacy, LLC became a wholly owned subsidiary of the Company by participating in a merger with a transitory subsidiary of the Company. Pursuant to the merger, each Common Unit of Guardian Pharmacy, LLC was converted into (i) one share of the Company’s Class B common stock, par value $0.001 per share (“Class B common stock”) and (ii) the right to receive $1.02 in cash per share, without interest (collectively, the “Merger Consideration”). In the merger 54,094,232 shares of Class B common stock were issued in exchange for Common Units of Guardian Pharmacy, LLC. In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, such issued shares of Class B common stock will automatically convert on a one-for-one basis into shares of the Company’s Class A common stock, par value $0.001 per share (“Class A common stock”) over the two-year period following the IPO. The cash payment related to the Merger Consideration was $55.2 million and was paid using the proceeds from the IPO.

As a result of the Corporate Reorganization, the Company became a holding company with no material assets other than its 100% interest in Guardian Pharmacy, LLC, and the Converted Subsidiaries became wholly owned subsidiaries of Guardian Pharmacy, LLC. In addition, Guardian Pharmacy, LLC remained the majority owner of each of the Non-Converted Subsidiaries.

The Non-Converted Subsidiaries collectively own nine pharmacies that are (i) greenfield start-up pharmacies in various stages of development and integration with Guardian and do not currently have material operations or (ii) pharmacies that we recently acquired. After a period of time that would typically be sufficient to allow such pharmacies to adopt our operating practices and experience meaningful growth in residents served and earnings, we expect to acquire the minority membership interests of such Non-Converted Subsidiaries.

Initial Public Offering

On September 27, 2024, the Company consummated its IPO of 8,000,000 shares of its Class A common stock, as described in the Prospectus. Also on September 27, 2024, the underwriters for the IPO exercised in full their option to purchase an additional 1,200,000 shares of Class A common stock. The 9,200,000 shares were issued at a public offering price of $14.00 per share, resulting in net proceeds to the Company of $119.8 million, after deducting underwriting discounts of $9.0 million. In addition to the underwriting discounts, the Company incurred $13.0 million of offering costs, which were recorded to additional paid-in capital.

Factors Affecting the Comparability of Our Results of Operations

Our results of operations for the three and nine months ended September 30, 2024 and the corresponding periods in 2023 have been affected by the following, among other factors, which must be understood to assess the comparability of our period-to-period financial performance and condition.

Acquisitions

The Company’s growth strategy involves periodically acquiring institutional pharmacies servicing LTCFs and their residents as well as residents in other care settings. The Company’s strategy includes the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally less significant in size, which are combined with existing pharmacy operations to augment internal organic growth.

During the nine months ended September 30, 2024, the Company completed acquisitions of various pharmacy operations (the “Acquisitions”). The operating results of the Acquisitions were a contributing factor in certain changes in the results of operations for the three and nine months ended September 30, 2024 compared to the corresponding periods in 2023.

Share-Based Compensation (in connection with the Corporate Reorganization and IPO)

In connection with the Corporate Reorganization and IPO, Restricted Interest Unit awards associated with the Converted Subsidiaries and Guardian Pharmacy, LLC were converted into Common Units of Guardian Pharmacy, LLC, and the Common Units in Guardian Pharmacy, LLC were then converted into Class B common stock of the Company. This conversion of Restricted Interest Units was treated as a modification, requiring the units to be marked to fair value on the modification date, resulting in the Company recognizing $122.4 million of incremental share-based compensation expense during the three and nine months period ended September 30, 2024. In addition, certain Restricted Interest Unit awards which converted into Class B common stock are subject to a one-year service period ending one year subsequent to the IPO closing date. The unamortized share-based compensation expense associated with these awards is $13.5 million as of September 30, 2024. Refer to Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further detail surrounding the Restricted Interest Units conversion.

Components of Results of Operations

Revenues. We recognize revenue at the time of delivery of prescriptions and other pharmacy services to the LTCF, at which time control has been transferred. Revenue recognized reflects the consideration we expect to receive in exchange for these goods and services.

Cost of goods sold. Cost of goods sold consists primarily of expenses associated with the fulfillment and delivery of the prescription. Cost of goods sold also includes associated pharmacy personnel-related expenses, including salaries and benefits, delivery charges and other supporting overhead costs (such as rent and depreciation and amortization of assets used in the fulfillment and delivery of the prescription).

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of personnel-related expenses, including share-based compensation, salaries and benefits, for our employees at the pharmacies and support services engaged in other pharmacy related activities including sales and marketing, finance, legal, human resources, purchasing and other administrative functions. Selling, general, and administrative expenses also include facilities-related expenses, software expenses, sales and marketing expenses, insurance premiums, professional services expenses, including for outside legal and accounting services, other overhead costs, changes in the fair value of contingent payments related to acquisitions, depreciation related to long lived assets, and amortization of intangible assets.

Prior to the Corporate Reorganization and IPO, share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards. These awards contained a cash settlement feature and were accounted for as a liability in accordance with GAAP. These units remained in place until they were (a) forfeited (which occurs when the employee leaves before the units are fully vested), (b) paid out (we purchase the units at a calculated value upon termination of employment) or (c) converted into shares as a result of a major capital event such as a sale or public offering. These units vest in their entirety on the third anniversary of their grant date. The value of the units is recognized ratably over the vesting period and is remeasured and reported at the end of each quarter based on the change in calculated value pursuant to our Restricted Interest Purchase Agreements. The primary inputs used to value the units include the accumulated vesting status of the issued units, the trailing four quarters of our adjusted earnings, inclusive of share-based compensation expense (income), and our outstanding capital and debt obligations as of the quarterly measurement date. The liability and corresponding expense are adjusted on a quarterly basis. Based on the number of participants and units outstanding, trailing earnings, forfeitures and other factors, we have experienced volatility in our share-based compensation liability. This calculation has in turn had a significant impact on our net income for the periods presented.

In connection with the Corporate Reorganization and IPO, all outstanding Restricted Interest Unit awards, other than those issued by Non-Converted Subsidiaries, were converted into shares of Class B common stock and are no longer considered a liability. As discussed above in the “—Factors Affecting the Comparability of Our Results of Operations—Share-Based Compensation (in connection with the Corporate Reorganization and IPO)”, this conversion resulted in significant incremental share-based compensation expense upon the IPO.

Interest expense. Interest expense consists of interest on our long-term debt and line of credit under our credit facility and finance leases.

Other expense, net. Other expense, net consists primarily of gain (loss) on asset disposals.

Provision for income taxes. Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2024

The following table sets forth our consolidated statements of operations data for the three and nine months ended September 30, 2023 and 2024, respectively. The year-over-year comparison of results of operations is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2024	2023	2024
Revenues	$262,741	$314,393	$765,126	$889,840
Cost of goods sold	210,549	253,515	611,394	712,573

Gross profit	52,192	60,878	153,732	177,267
Selling, general, and administrative expenses (1)	58,522	165,491	128,310	256,942

Operating income (loss)	(6,330)	(104,613)	25,422	(79,675)
Other expenses:
Interest expense	716	1,026	2,120	2,857
Other expense (income), net	(51)	2	141	166

Total other expenses	665	1,028	2,261	3,023

Income (loss) before income taxes	(6,995)	(105,641)	23,161	(82,698)

Provision for income taxes	—	176	—	176
Net income (loss)	(6,995)	(105,817)	23,161	(82,874)
Less net income (loss) attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	(11,290)	9,350	11,884	22,760
Less net income (loss) attributable to non-controlling interests (2)	4,295	6,823	11,277	16,356

Net income (loss) attributable to Guardian Pharmacy Services, Inc	$—	$(121,990)	$—	$(121,990)

Adjusted EBITDA (3)	$19,144	$23,012	$56,299	$64,944

(1)

Included in selling, general, and administrative expenses is share-based compensation expense of $20,700 and $122,355 during the three months ended September 30, 2023 and 2024, respectively, and $16,632 and $128,029 during the nine months ended September, 2023 and 2024, respectively. For the three and nine months ended September 30, 2023, this share-based compensation expense primarily represents non-cash recognition of changes in the value of Restricted Interest Unit awards, and has historically been recorded as a liability using a cash settlement methodology as calculated on a quarterly basis. For the three and nine months ended September 30, 2024, this share-based compensation expense primarily represents the incremental expense recognized for Restricted Interest Unit awards that were modified in connection with the Corporate Reorganization and IPO.

(2)

These figures, for both Converted Subsidiaries and Non-Converted Subsidiaries, reflect minority membership interests in our subsidiaries preceding the Corporate Reorganization and IPO. Such minority membership interests in the Converted Subsidiaries (but not in the Non-Converted Subsidiaries) were eliminated as part of the Corporate Reorganization.

(3)

See “—Adjusted EBITDA and Other Non-GAAP Financial Measures” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2024		2023	2024
	(in thousands)			(in thousands)
Revenue	$262,741	$314,393	19.7%	$765,126	$889,840	16.3%

Revenue for the three months ended September 30, 2024 increased by $51.7 million or 19.7% compared to the three months ended September 30, 2023. $16.6 million of the increase was attributable to revenue from the Acquisitions, with the remaining $35.1 million of the increase attributable to the organic growth of our business. Further, the increase was attributable to increases in the number of residents served from 161,000 residents during September 2023 to 180,000 residents during September 2024 and prescriptions dispensed from 5.6 million during the three months ended September 30, 2023 to 6.4 million during the three months ended September 30, 2024, as well as annual drug price inflation.

Revenue for the nine months ended September 30, 2024 increased by $124.7 million or 16.3% compared to the nine months ended September 30, 2023. $32.4 million of the increase was attributable to revenue from the Acquisitions, with the remaining $92.3 million of the increase attributable to the organic growth of our business. Further, the increase was attributable to increases in the number of residents served from 161,000 residents during September 2023 to 180,000 residents during September 2024 and prescriptions dispensed from 16.4 million during the nine months ended September 30, 2023 to 18.4 million during the nine months ended September 30, 2024, as well as annual drug price inflation.

Cost of goods sold

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2024		2023	2024
	(in thousands)			(in thousands)
Cost of goods sold	$210,549	$253,515	20.4%	$611,394	$712,573	16.5%
Percentage of revenue	80.1%	80.6%		79.9%	80.1%

Cost of goods sold for the three months ended September 30, 2024 increased by $43.0 million or 20.4% compared to the three months ended September 30, 2023. $14.4 million of the increase was attributable to the Acquisitions, with the remaining $28.6 million of the increase attributable to the organic growth of our business. Cost of goods sold as a percentage of revenue increased from 80.1% to 80.6% during the three months ended September 30, 2024.

Cost of goods sold for the nine months ended September 30, 2024 increased by $101.2 million or 16.5% compared to the nine months ended September 30, 2023. $28.2 million of the increase was attributable to the Acquisitions, with the remaining $73.0 million of the increase attributable to the organic growth of our business. Cost of goods sold as a percentage of revenue increased from 79.9% to 80.1% during the nine months ended September 30, 2024.

Selling, general, and administrative expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2024		2023	2024
	(in thousands)			(in thousands)
Selling, general, and administrative expenses	$58,522	$165,491	182.8%	$128,310	$256,942	100.3%
Percentage of revenue	22.3%	52.6%		16.8%	28.9%

Selling, general and administrative expenses increased $107.0 million or 182.8% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to share-based compensation expense that we recognized in connection with the Corporate Reorganization and IPO, which was $122.4 million for the three months ended September 30, 2024, compared to $20.7 million for the three months ended September 30, 2023. Additionally, $5.3 million of the increase in selling, general, and administrative expenses was driven by an increase in average employee headcount, with $3.4 million resulting from organic growth and $1.9 million resulting from the Acquisitions. Selling, general and administrative expenses as a percentage of revenue increased from 22.3% to 52.6% based primarily on increases to share-based compensation expense described above.

Selling, general and administrative expenses increased $128.6 million or 100.3% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to share-based compensation expense that we recognized in connection with the Corporate Reorganization and IPO, which was $128.0 million for the nine months ended September 30, 2024, compared to $16.6 million for the nine months ended September 30, 2023. Additionally, $17.2 million of the increase in selling, general, and administrative expenses was driven by an increase in average employee headcount, with $13.6 million resulting from organic growth and $3.6 million resulting from the Acquisitions. Selling, general and administrative expenses as a percentage of revenue increased from 16.8% to 28.9% based primarily on increases to share-based compensation expense described above.

Interest expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2024		2023	2024
	(in thousands)			(in thousands)
Interest expense	$716	$1,026	43.3%	$2,120	$2,857	34.8%

Interest expense increased $0.3 million or 43.3% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to increased utilization of the Credit Facility (see “—Liquidity and Capital Resources” below), coupled with higher interest rates on the Company’s outstanding indebtedness.

Interest expense increased $0.7 million or 34.8% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to increased utilization of the Credit Facility (see “—Liquidity and Capital Resources” below), coupled with higher interest rates on the Company’s outstanding indebtedness.

Adjusted EBITDA and Other Non-GAAP Financial Measures

To supplement the results presented in our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we also present Adjusted EBITDA and Adjusted SG&A, which are financial measures not based on any standardized methodology prescribed by GAAP.

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, as adjusted to exclude the impact of items and amounts that we view as not indicative of our core operating performance, including share-based compensation, acquisition accounting adjustments, and certain legal and regulatory items. We define Adjusted SG&A as GAAP selling, general, and administrative expenses adjusted to exclude the impact of share-based compensation and expenses relating to certain legal and regulatory items. Adjusted EBITDA and Adjusted SG&A do not have a definition under GAAP, and our definition of Adjusted EBITDA and Adjusted SG&A may not be the same as, or comparable to, similarly titled measures used by other companies.

We use Adjusted EBITDA and Adjusted SG&A to better understand and evaluate our core operating performance and trends. We believe that presenting Adjusted EBITDA and Adjusted SG&A provides useful information to investors in understanding and evaluating our operating results, as it permits investors to view our core business performance using the same metrics that management uses to evaluate our performance.

There are a number of limitations related to the use of Adjusted EBITDA and Adjusted SG&A rather than the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect interest and income tax payments that represent a reduction in cash available to us;

•

Depreciation and amortization are non-cash charges and the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA and Adjusted SG&A do not consider the impact of share-based compensation; and

•	Adjusted EBITDA and Adjusted SG&A exclude the impact of certain legal and regulatory items, which can affect our current and future cash requirements.

Because of these limitations, Adjusted EBITDA and Adjusted SG&A should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. You should consider Adjusted EBITDA and Adjusted SG&A alongside other financial measures, including net income, GAAP selling, general, and administrative expense and our other financial results presented in accordance with GAAP.

A reconciliation of Adjusted EBITDA to net income, and a reconciliation of Adjusted SG&A to GAAP selling, general, and administrative expense, the most directly comparable GAAP financial measures, are set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2024	2023	2024
Net income (loss)	$(6,995)	$(105,817)	$23,161	$(82,874)
Add:
Interest expense	716	1,026	2,120	2,857
Depreciation and amortization	4,638	4,994	13,520	14,619
Provision for income taxes	—	176	—	176

EBITDA	$(1,641)	$(99,621)	$38,801	$(65,222)

Share-based compensation (1)	20,700	122,355	16,632	128,029
Certain legal & other regulatory matters (2)	85	278	866	3,807
Other (3)	—	—	—	(1,670)

Adjusted EBITDA	$19,144	$23,012	$56,299	$64,944

Net income (loss) as a percentage of revenue	(2.7)%	(33.7)%	3.0%	(9.3)%

Adjusted EBITDA as a percentage of revenue	7.3%	7.3%	7.4%	7.3%

GAAP selling, general, and administrative expenses	$58,522	$165,491	$128,310	$256,942

Subtract:
Share-based compensation (1)	20,700	122,355	16,632	128,029
Certain legal & other regulatory matters (2)	85	278	866	3,807
Adjusted SG&A	$37,737	$42,858	$110,812	$125,106

GAAP selling, general, and administrative expenses as a percentage of revenue	22.3%	52.6%	16.8%	28.9%

Adjusted SG&A as a percentage of revenue	14.4%	13.6%	14.5%	14.1%

(1)

Prior to the Corporate Reorganization and IPO, our share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards, which had historically been recorded as a liability using a cash settlement methodology as calculated on a quarterly basis. In connection with the Corporate Reorganization and IPO, certain Restricted Interest Unit awards were modified, resulting in share-based compensation expense of $122.4 million, based on the fair value of the modified awards. Subsequent to the Corporate Reorganization, these modified awards will be equity classified.

(2)

Represents non-recurring attorney’s fees, settlement costs and other expenses associated with certain legal proceedings. The Company excludes such charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion allows for consistent evaluation of operations.

(3)	Represents non-recurring proceeds from settlements related to payor reimbursement.

Liquidity and Capital Resources

We have historically financed our business and acquisitions primarily through cash from operations and borrowings under our credit facility and, more recently, sales of our Class A common stock in our IPO. We use cash in the ordinary course of our operations primarily for prescription drug acquisition costs, capital expenditures, and personnel costs. As of September 30, 2024, we had $37.2 million in cash and cash equivalents. Our cash primarily consists of demand deposits held with a large regional financial institution.

On May 13, 2024, the Company entered into the Sixth Amendment to the Third Amended and Restated Loan and Security Agreement (the “2024 Amendment”) to the existing credit facility with Regions Bank (the “Credit Facility”). The Credit Facility provides for term loans (the “Term Loan”) and a line of credit. The 2024 Amendment extended the maturity date of the Credit Facility from April 23, 2025 to April 23, 2027. The line of credit under the Credit Facility bears an interest rate equal to the one-month Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. Additionally, the 2024 Amendment added a new term loan of $15.0 million to the Credit Facility. The interest rate of the Term Loan bears an interest rate equal to the one-month SOFR plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The Term Loan is payable in quarterly installments of $1.4 million through March 31, 2027, with the remaining balance of the Term Loan due in a final lump sum payment at maturity on April 23, 2027.

As of September 30, 2024, we had $34.3 million in principal outstanding under the Term Loan and $10.0 million in borrowings outstanding under the line of credit.

In connection with completing the Corporate Reorganization and the IPO, Guardian Pharmacy, LLC and the Converted Subsidiaries made certain final distributions to their respective members relating to time periods ending before or upon the closing of the Corporate Reorganization. The total amount of such final distributions by Guardian Pharmacy, LLC to its members subsequent to June 30, 2024 was $18.6 million. All of such distributions were made in ordinary course related to operating distributions from cash available prior to the offering.

We believe our existing cash and cash equivalents, expected cash from operations, and the amounts available under our Credit Facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months and for the foreseeable future, though we may require additional capital resources in the future.

Net Cash Flows

For the nine months ended September 30, 2023 and 2024, respectively, our net cash flows were as follows:

(in thousands)	Nine Months Ended September 30,
	2023	2024
Operating activities	$56,265	$35,623
Investing activities	(12,294)	(23,783)
Financing activities	(43,957)	24,629

Operating Activities

Cash flows provided by operating activities consist of our net income (loss) principally adjusted for certain non-cash items, such as depreciation and amortization, provision for losses on accounts receivable, and share-based compensation expense (income). Cash flows used in operating activities consist primarily of changes in our operating assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2024 decreased by $20.6 million compared to the corresponding period in 2023. The decrease was primarily due to increases in receivables and inventories, and decreases to operating liabilities, offset by increases in accounts payable when compared to the corresponding period in 2023.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from disposition of property and equipment. Cash flows used in investing activities consist primarily of capital expenditures relating to our new and existing pharmacy locations and payments related to acquisitions.

Net cash used in investing activities for the nine months ended September 30, 2024 increased by $11.5 million compared to the corresponding period in 2023. The increase was primarily due to the increase in cash paid for the Acquisitions of $11.5 million compared to the corresponding period in 2023.

Financing Activities

Cash flows provided by financing activities consist primarily of borrowings from the term loan (recorded as borrowings from notes payable) and the line of credit, and proceeds from the issuance and sale of shares of Class A common stock in connection with the IPO. Cash flows used in financing activities consist primarily of repayment of borrowings from the term loan (recorded as repayment of notes payable) and the line of credit, and cash payments to Class B common stock stockholders related to the Merger Consideration. Prior to the Corporate Reorganization and IPO, cash flows used in financing activities included significant distributions to equity holders (inclusive of non-controlling interests) of Guardian Pharmacy, LLC, mostly consisting of distributions to fund tax liabilities and operational distributions, as well as return of capital.

Net cash provided by financing activities for the nine months ended September 30, 2024 increased by $68.6 million compared to the corresponding period in 2023. The increase is primarily due to the net proceeds received from the IPO of $119.8 million and the 2024 Amendment resulting in $15.0 million being added to the Credit Facility, offset by the Merger Consideration payment to holders of Class B common stock of $55.2 million in connection with the Corporate Reorganization and IPO, and a $10.2 million increase in distributions to equity holders (before the Corporate Reorganization and IPO) when compared to the corresponding period in 2023.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as related disclosures. Because these estimates and judgments may change from period to period, actual results could differ materially, which may negatively affect our financial condition or results of operations. We base our estimates and judgments on historical experience and various other assumptions that we consider reasonable, and we evaluate these estimates and judgments on an ongoing basis.

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus, including the fiscal year ended December 31, 2023, for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2023.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for accounting pronouncements adopted and recent accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

JOBS Act Accounting Election

The JOBS Act permits EGCs to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period for complying with certain new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (c) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our operating results are subject to market risk from interest rate fluctuations on our Term Loan and line of credit, which both bear a variable interest rate based on SOFR. As of September 30, 2024, the total principal balance outstanding for the Term Loan and line of credit was $34.3 million and $10.0 million, respectively. Based on the outstanding balances and interest rates of our debt as of September 30, 2024, a hypothetical 10% relative increase or decrease in SOFR would result in an increase or decrease in interest expense of approximately $0.2 million over the next 12 months, which we do not consider to be a material impact on our future financial condition or results of operations.

Additionally, we held cash and cash equivalents of $37.2 million as of September 30, 2024, which primarily consist of demand deposits held with financial institutions. Changes in interest rates affect the interest income we earn on our cash and cash equivalents and the fair value of our cash equivalents. Historical fluctuations in interest rates have not had a significant impact on our financial condition or results of operations, and a hypothetical 10% relative increase or decrease in interest rates would not have a material impact on the value of our cash and cash equivalents or on our future financial condition or results of operations.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we and our pharmacies are involved and will continue to be involved in various claims relating to, and arising out of, our business and our operations. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and the other documents that we file with the SEC from time to time, including our consolidated financial statements and related notes, before deciding whether to invest in our Class A common stock. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Intense competition may erode our profit margins.

The business of providing pharmacy services to LTCF residents is highly competitive, and we face competition from multiple sources. There are national, regional and local institutional pharmacies, as well as numerous local retail pharmacies, that provide pharmaceutical dispensing services comparable to those that we offer. Many of these pharmacies have strong relationships with the LTCFs they serve and their residents. In addition, some of our competitors have greater financial resources than we do and may be more established in the markets they serve than we are, making our ability to compete more difficult. Some of our larger competitors have indicated that they plan to focus more on the ALF market, which could further increase the competition we face. Consolidation within the long-term care pharmacy industry may also lead to increased competition. We compete on the basis of the services we offer as well as price. To attract new and retain existing LTCFs and residents, we must continually meet service expectations of LTCFs and residents. There can be no assurance that we will continue to remain competitive, which would cause our business and operating results to suffer. Competitive pricing pressures may adversely affect our earnings and cash flow. If we cannot compete effectively, our business and operating results would be materially and adversely affected.

In addition, LTCF residents have the ability to choose among pharmacy providers. Certain states have a “freedom of choice” requirement as part of their state Medicaid programs or in separate legislation that enable a resident to select his/her provider. These laws may prevent LTCFs from requiring their residents to purchase pharmacy services or pharmaceuticals from particular providers that have a supplier relationship with the LTCF. Such “freedom of choice” requirements increase the competition we face in providing services to LTCF residents. The ability of a resident to select the pharmacy that supplies him or her with prescription drugs could adversely affect our business, financial condition and results of operations because there can be no assurance that such resident will select us as a provider.

Our prescription volumes may decline, and our operating results may be negatively impacted, if products are withdrawn from the market or if increased safety risk profiles of specific drugs result in utilization decreases.

If the volumes of dispensed pharmaceuticals from our pharmacies decline, our business and operating results would suffer. When increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced resident demand for such drugs.

Unexpected safety or efficacy concerns with respect to pharmaceuticals can also lead to product recalls or withdrawals. In cases where there are no acceptable prescription drug equivalents or alternatives for these recalled or withdrawn pharmaceuticals, our volumes of dispensed pharmaceuticals and our operating results may decline.

If we lose relationships with one or more pharmaceutical wholesalers or key manufacturers, or if such wholesalers or manufacturers refuse to extend our relationships on the same or similar terms, our business and financial results could be materially and adversely affected.

We maintain contractual relationships with pharmaceutical wholesalers and manufacturers that provide us with, among other things, discounts for drugs we purchase to be dispensed from our pharmacies. Our contracts with pharmaceutical wholesalers and manufacturers often provide us with, among other things, discounts on drugs we purchase and rebates and service fees. Our contracts with pharmaceutical wholesalers and manufacturers generally are terminable on relatively short notice by either party and we have limited contractual protections with them. If any of these contractual relationships are terminated, materially altered, or renewed on terms that are less favorable to us, our business and operating results could be materially adversely affected.

Our operating results may suffer if we fail to maintain certain relationships and contracts with LTCFs we serve.

We have a number of contracts with companies that own or operate numerous LTCFs. If we are not able to maintain these relationships and contracts or are only able to maintain them on less favorable terms than those currently in place, our ability to provide our services to residents of those LTCFs would be materially impacted and our operating results could suffer. Our agreements with SNFs generally range from one to three years in duration and typically renew automatically for subsequent renewal terms. The SNF contracts can be terminated by either party generally upon 60 days’ notice. Our relationships with ALFs and BHFs are generally memorialized in written agreements between Guardian and the owner of the respective community that designate Guardian as the “preferred provider” of that community owner. Unlike a SNF contract where virtually all of the residents in the skilled facility would be served by us, the ALF and BHF contract does not automatically grant us the right to serve those residents. Instead, our sales team must market our pharmacy services to the individual residents in that community, each of whom has the right to choose their pharmacy provider. These contracts generally range from one to three years in duration and typically renew automatically for subsequent renewal terms. These contracts can be terminated by either party generally upon 30 days’ notice. There can be no assurance that these parties will not terminate all or a portion of their contracts with us.

We also provide direct and indirect services to LTCFs, and our failure to provide services at optimal quality may impair our relationship with these LTCFs and could result in losing access to residents in these LTCFs.

The COVID-19 pandemic negatively impacted LTCFs and harmed our business. Another similar public health crisis or national emergency could also have a negative impact on our business.

The COVID-19 pandemic caused disruptions to our business and operational plans. Among other effects, the pandemic impacted our labor supply and marketing efforts. In addition, due to the older average age of LTCF residents and prevalence of chronic medical conditions affecting their demographics, LTCFs and their residents were disproportionately impacted by COVID-19, all of which resulted in a significant disruption in demand for senior living communities and a corresponding decrease in demand for our pharmacy services. We recognize that our business may continue to be susceptible to the impact of another public health crisis or national emergency including, without limitation, a global pandemic on the scale of COVID-19, which adversely affected economies and financial markets worldwide, and adversely affected our business and financial condition. We could experience disruptions to our operations as a result of any such public health crisis or national emergency. In the case of another pandemic or other public health crisis, our business and operations may be negatively impacted.

The impact of ongoing healthcare reform efforts on our business cannot accurately be predicted, and continuing government and private efforts to lower pharmaceutical costs, including by capping the prices for certain drugs and by limiting reimbursements, may adversely impact our profitability, results of operations and financial condition.

The healthcare industry in the United States is subject to fundamental changes due to ongoing federal and state healthcare reform efforts and related political, economic, and regulatory influences. Notably, the Affordable Care Act resulted in expanded healthcare coverage and has resulted in significant changes to the United States healthcare system. The Affordable Care Act outlines certain reductions for Medicare reimbursed services, which may affect skilled nursing, home health, hospice, and outpatient therapy services, as well as certain other changes to Medicare payment methodologies. In addition, there have been legislative initiatives with respect to pharmaceutical pricing practices, and we could be adversely affected by the impact of such legislation and the continuing efforts of government and private health plan payors to lower pharmaceutical costs. For example, the Inflation Reduction Act of 2022 contains several provisions that could have the effect of reducing the prices we can charge and the reimbursement we receive for the drugs we dispense, thereby reducing our profitability, and could adversely affect our financial condition and results of operations. These provisions include the establishment of a Medicare Drug Price Negotiation Program, which requires the government to negotiate and set a “maximum fair price” for select high-expenditure drugs covered under Medicare Part D (starting in 2026) and Part B (starting in 2028), and the implementation of changes to Medicare Part D benefits designed to limit patient out-of-pocket drug costs and shift program liabilities from patients to other stakeholders, including health plans, manufacturers and the government. These comprehensive healthcare reform efforts have resulted and will likely continue to result in extensive rulemaking and policy decisions by regulatory authorities, and applicable legislation and regulations may be altered, amended, repealed, or replaced. Moreover, there have been legal and political challenges to the Affordable Care Act and the Inflation Reduction Act since their passage and there may be future challenges. Therefore, it is difficult to predict the full impact of the Affordable Care Act, the Inflation Reduction Act, or other healthcare reform efforts due to the complexity of the law and implementing regulations, as well our inability to foresee how Centers for Medicare & Medicaid Services (“CMS”) and other participants in the healthcare industry will respond to the choices available to them under the law. The provisions of the legislation and other regulations implementing the Affordable Care Act, the Inflation Reduction Act, any amended or replacement legislation, or other healthcare reform efforts may increase our costs, materially and adversely affect our revenues and profitability, expose us to expanded liability, or require us to significantly alter the ways in which we conduct our business.

In addition, to reduce pharmaceutical costs, health plan payors may seek to lower reimbursement rates, limit the scope of covered services and negotiate reduced or capped pricing arrangements. Given the significant competition in the industry, we have limited bargaining power to counter health plan payor demands for reduced reimbursement rates. If we, or other entities acting on our behalf, are unable to negotiate for acceptable reimbursement rates, our profitability, results of operations and financial condition could be adversely affected.

In response to rising prescription drug prices, health plan payors may also demand that we satisfy certain quality metrics, enhanced service levels or cost efficiencies to help mitigate the increase in pharmaceutical costs. Our inability or failure to meet health plan payor imposed quality metrics, service requirements or cost efficiencies could adversely impact a health plan payor’s willingness to engage us or could result in payor-specific audits and recoupments.

We cannot assure you that reimbursement payments under governmental and private health plan payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to LTCF residents eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private payor programs could result in a substantial reduction in our revenues. Our operating results may be adversely affected due to deterioration in reimbursement, changes in payor mix and growth in operating expenses in excess of increases, if any, in payments by health plan payors. We also anticipate that federal and state governments will continue to review and assess alternate pharmaceutical delivery systems, payment methodologies and operational requirements for pharmaceutical providers, including LTCFs and pharmacies.

In addition, CMS and other governmental agencies have advocated for the creation of a national average acquisition cost benchmark, which states may use to set pharmacy payment rates. Formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. If these benchmarks and programs were adopted, our operating results could be materially adversely affected.

Over the long term, funding for federal and state healthcare programs may be impacted by the aging of the population, the growth in enrollees as eligibility is potentially expanded, the escalation in drug costs owing to higher drug utilization among seniors, the impact of the Medicare Part D benefit for seniors, the introduction of new, more efficacious but also more expensive medications and the long-term financing of the Medicare program. We are unable to predict the impact on our business of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and private health plan payor rates for pharmaceutical products and supplies may change from current methodologies and present levels. Any future healthcare legislation or regulation impacting these reimbursement rates may materially and adversely affect our business.

If we fail to comply with Medicare and Medicaid regulations, we may be subjected to reduction in reimbursement, overpayment demands, or loss of eligibility to participate in these programs.

The Medicare and Medicaid programs are highly regulated. These programs are also subject to changes in regulations and guidance. If we fail to comply with applicable reimbursement laws and regulations, reimbursement under these programs and participation in these programs could be adversely affected. Federal or state governments may also impose other sanctions on us for failure to comply with the applicable reimbursement regulations, including but not limited to recovering an overpayment. Failure to comply with these or future laws and regulations could result in our inability to provide pharmacy services to LTCF residents or to participate in these payor programs.

CMS mandates 10 rules and service capabilities to qualify for participation as a Part D Network LTC Pharmacy provider. These required capabilities currently involve extended drug control and distribution systems that include items such as special packaging, 24/7 support and delivery, provision of certain reports, forms, and prescription ordering supplies, maintaining a comprehensive inventory of Part D drugs, and maintaining emergency kits and retrospective billing for patient copays and coverage gaps, known as the “donut hole.” CMS designates an institutional level of care as a “distinct pharmacy setting” and requires payors to compensate designated long-term care pharmacies for the specific services they are required to provide LTCF residents. In addition, CMS requires that payors maintain network adequacy to serve LTCF residents. If we were to lose our right to participate as a NLTCP, our business and operating results could be materially adversely affected.

Further modifications to the Medicare Part D program may reduce revenue and impose additional costs to the industry.

The Medicare Prescription Drug Improvement and Modernization Act of 2003, included a major expansion of the Medicare program with the addition of a prescription drug benefit under the Medicare Part D program. The continued impact of these regulations depends upon a variety of factors, including our ongoing relationships with the Part D Plans (as defined below) and the resident mix of the LTCFs we serve.

We cannot predict how future modifications to the Medicare Part D program, including through new legislation, may reduce revenue and impose additional costs to the industry, which could materially adversely affect our operating results. We cannot assure you that any changes to Medicare Part D and the regulations promulgated under Medicare Part D will not have a material adverse effect on our business.

Further consolidation of managed care organizations and other health plan payors, and changes in the terms of our agreements with these parties, may adversely affect our profits.

Managed care organizations and other health plan payors have continued to consolidate in order to enhance their ability to influence the delivery and cost structure of healthcare services. Consequently, the healthcare needs of a large percentage of the U.S. population are increasingly served by a smaller number of managed care organizations. If this consolidation continues, we could face additional pricing and service pressures from these organizations, which are increasingly demanding discounted fee structures. To the extent these organizations engage our competitors as a preferred or exclusive provider, demand discounted fee structures or limit the residents eligible for our services, our liquidity and results of operations could be materially and adversely affected.

In addition, a portion of our health plan payor reimbursements derive from our participation in the MHA Managed Care Network (“MHA”). In the event that we were to have a contractual dispute with MHA or fail to renew our agreement upon acceptable terms, our reimbursements may decrease. We also participate in the MHA group purchasing organization (“GPO”), for purposes of drug purchasing. In the event that our relationship were to suffer with MHA under either the network participation agreement or the MHA GPO agreement, our reimbursements could be further impacted and our business and operating results could be adversely affected.

We are highly dependent on our senior management team, our local pharmacy management teams and our pharmacy professionals and the loss of such persons could cause our business to suffer and materially adversely affect our operating results.

Our business is managed by a small number of senior management personnel, the loss of which could cause our business to suffer and materially adversely affect our operating results. There is a limited pool of senior management personnel with significant experience in our industry. Accordingly, if we are unable to retain members of our current management team, we could experience significant difficulty in replacing key management personnel and our business could be materially and adversely affected. Moreover, any newly-hired members of our senior management team would need time to fully assess and understand our business and operations. We can offer no assurance as to how long our senior management will choose to remain with us.

In addition, our business model of empowering our local pharmacy management teams with significant autonomy makes us highly dependent on the local pharmacy’s ability to effectively manage and develop relationships with the LTCFs that they serve. If we experience substantial turnover in our local pharmacy management teams and these persons are not replaced by individuals with comparable skills, experience and industry knowledge, our business and operating results could be materially adversely impacted.

Further, our success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is intense. The loss of pharmacy personnel or the inability to attract or retain sufficient numbers of qualified pharmacy professionals could materially adversely affect our business. Our inability to meet our staffing requirements for pharmacists and other pharmacy professionals in the future could have a material adverse effect on our business and operating results.

Continued inflation and increases in labor costs may reduce our profitability.

We are currently experiencing inflationary pressures on our operating costs. Among other things, competition for labor is becoming more acute and we expect our labor costs to increase as a result. We expect that as we rebound from labor shortages and our staffing levels increase, we will also experience a corresponding increase to our labor costs. Because labor costs are and will continue to be a major component of our operating expenses, higher labor costs, whether as a result of increased wages or increased staffing levels, could reduce our profitability and gross margins.

In addition, we have experienced increased costs for supplies, and rising fuel costs have resulted in increased costs for the transportation of drugs. We generally are not able to sufficiently raise our pricing to offset these increased costs. Continuing increased costs and prolonged inflation could materially and adversely affect our business, operating results and profitability.

Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs and may reduce our profitability.

Inflation has risen on a global basis, the United States has been experiencing historically high levels of inflation, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things continuing to raise interest rate benchmarks and/or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs and have material adverse effect on our business, operating results and profitability.

Labor shortages could harm our ability to implement our growth strategy.

Our success and our ability to grow our business depends in large part on our ability to attract and retain employees. We have experienced labor shortages in the past, including as a result of the COVID-19 pandemic which negatively affected the labor market for employers. During the ongoing recovery from the COVID-19 pandemic, labor shortages have also impaired our ability to attract, hire and re-hire employees. To the extent we are unable to hire and retain a sufficient number of employees, our business and growth could be adversely affected. Additionally, labor shortages or labor disruptions experienced by our third-party contractors and subcontractors could disrupt our operations, increase our costs and adversely affect our profitability.

If we or the LTCFs we serve fail to comply with state licensure requirements, we could be prevented from providing pharmacy services or be required to make significant changes to our operations.

Our pharmacies must be licensed by the state boards of pharmacy in the states in which they operate. States also regulate out-of-state pharmacies that fill prescriptions for residents in their states. The failure to obtain or renew any required regulatory approvals or licenses could adversely impact the operation of our business. In addition, the LTCFs we service are also subject to extensive federal, state and local regulations, including a requirement to be licensed in the states in which they operate. A negative action on our licenses or the failure by the LTCFs we service to obtain or renew any required licenses could result in our inability to provide pharmacy services to these LTCFs and their residents and could have a material adverse effect on our financial condition, results of operations and liquidity.

Complex and rapidly evolving laws and regulations could cause us to make significant changes to our operations or incur substantial costs or penalties.

As a participant in the healthcare industry in the United States, we are subject to numerous federal and state regulations. Further, there are various political, economic and regulatory influences that are placing our industry under intense scrutiny and which seek to implement fundamental changes. We cannot predict which reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us. Any changes to the current regulatory and legal paradigm could increase the overall regulatory burden and costs associated with our business and materially adversely affect our business and operating results. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our pharmacies and our ability to participate in federal and state healthcare programs. The U.S. Drug Enforcement Administration (the “DEA”), the U.S. Food and Drug Administration (the “FDA”) and various state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations. Different legal interpretations and enforcement policies could subject our current practices to allegations of noncompliance or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business. The costs associated with complying with federal and state laws and regulations could be significant and the failure to comply with any such legal requirements could have a material adverse effect on our financial condition, results of operations and liquidity.

If we fail to comply with fraud and abuse laws, false claims provisions or other applicable laws, we may need to curtail operations, and could be subject to significant penalties.

We are subject to federal and state fraud and abuse laws that prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services. Violation of these laws can result in loss of licensure, civil and criminal penalties, damages and exclusion from the Medicaid, Medicare and other federal healthcare programs. The Office of Inspector General (“OIG”) and U.S. Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all providers of a particular type, that focus on specific billing practices or other suspected areas of abuse. Under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, private citizens may bring lawsuits alleging that a violation of the federal Anti-Kickback Statute (“AKS”) or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. Since the private plaintiff in this type of proceeding is generally entitled to share in any damages a court orders the defendant to pay to federal and state governments under these laws, financial incentives exist for individuals to allege that particular practices or activities constitute a violation of these statutes. A determination that we have violated these laws, or the initiation of lawsuits alleging violations of these laws, could adversely affect our business and financial condition.

As part of our ongoing operations, we are subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which we are subject. From time to time we are subject to whistleblower complaints. Federal and state government agencies have increased their focus on and coordination of civil and criminal efforts in the healthcare area, and the ACA and other recent legislation has expanded federal healthcare fraud enforcement authority. There can be no assurance that the ultimate resolution of any such claims, inquiries or investigations, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Moreover, we cannot predict our future costs associated with compliance with such laws.

Federal and state privacy and security regulations may increase our cost of operations and expose us to civil and criminal sanctions, damages, and penalties.

In the ordinary course of our business, we process, store and transmit data, which may include sensitive personal information of the residents we serve. We must comply with extensive federal and state requirements regarding the use, transmission and maintenance of protected health information (“PHI”) under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which expanded certain sections of HIPAA, including imposing certain liability on business associates, for example, with respect to impermissible uses and disclosures of PHI and Security Rule obligations, strengthening enforcement activities, and increasing penalties for violations. The requirements of federal and state privacy and security laws such as HIPAA and HITECH are complicated and are subject to interpretation and modification. In addition to HIPAA and HITECH, we must adhere to state privacy laws, including those that provide greater privacy protection for individuals than HIPAA. Failure to comply with HIPAA and HITECH or similar state equivalent laws could subject us to loss of customers, denial of the right to conduct business, civil damages, fines, criminal penalties, class action or other litigation, and other enforcement actions.

In addition, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state and could impose additional penalties. Violations of these, or other applicable federal or state laws or regulations could subject us to significant criminal or civil penalties, including significant monetary penalties, and class action or other litigation. There are costs and administrative burdens associated with ongoing compliance with HIPAA’s Privacy and Security Rules, as well as HITECH and state equivalents, and other applicable federal and state regulations. Failure to comply carries with it the risk of significant penalties, damages, and sanctions. We cannot predict at this time the costs associated with compliance, or the impact of such laws and regulations on our results of operations, cash flows or financial condition. There can be no assurance that the cost of compliance with such laws and regulations will not increase significantly in the future, which could result in an adverse effect on our operations or profitability.

The increasing enforcement environment in the U.S. healthcare industry may negatively impact our business.

Federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare industry, and recent legislation has expanded federal healthcare enforcement authority. Both federal and state government agencies have appeared to increase their focus on and coordination of civil and enforcement efforts in the healthcare industry, including under the AKS, the False Claims Act (“FCA”), the Civil Monetary Penalty Law (“CMP Law”), and corollary state enforcement schemes. The OIG and the DOJ have, from time to time, established national enforcement initiatives, targeting all providers of a particular type, that focus on specific billing practices or other suspected areas of abuse.

Our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of pharmaceuticals and controlled substances. The DEA increased scrutiny and enforcement of long-term care pharmacy practices under the federal Controlled Substances Act. We believe that this increased scrutiny and, in some cases, stringent interpretation of existing regulations, effectively changed long-standing practices for dispensing controlled substances in the long-term care facility setting. Heightened enforcement of controlled substances regulations could increase the overall regulatory burden and costs associated with our pharmacy services, and there can be no assurance that this heightened level of enforcement and DEA or other investigations, or any fines or other penalties resulting therefrom, will not materially adversely affect our results of operations, financial condition or cash flows.

Courts across the United States have provided interpretations, sometimes conflicting, of these laws. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, operations and financial condition and our reputation could suffer significantly. If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our pharmacies), damages, and exclusion of one or more of our pharmacies from participation in the Medicare, Medicaid and other federal healthcare programs. In addition, we are unable to predict future legislation or regulations at the federal or state level and what impact they may have.

Furthermore, the OIG and the U.S. Department of Justice have established national enforcement initiatives that may focus on specific billing practices or other suspected areas of fraud, waste, and abuse. In addition, under the federal FCA and state equivalents, the government and private parties, by qui tam complaints, continue to pursue enforcement activities, resulting in potentially increasing awards of damages and penalties. If we are unable to adjust to an increasingly enforcement-focused environment, it could have a material adverse effect on our financial condition, results of operations and liquidity.

Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon our business.

We may from time to time become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment and information on allegations of billing irregularities and other matters that are brought to their attention through billing audits, third parties or other sources. The pharmaceutical industry is subject to substantial federal and state government regulation and audit. Legal actions could result in substantial monetary damages, including civil or criminal penalties, as well as damage to our reputation with customers, which could have a material adverse effect upon our financial condition and operating results.

Interruptions to our information systems may materially and adversely affect our operating results.

We rely on information systems to obtain, rapidly process, analyze, and manage data to facilitate the dispensing of prescription and non-prescription pharmaceuticals in accordance with physician orders and to deliver those medications to LTCF residents on a timely basis. We also use information systems to manage the accuracy of our billings and collections for thousands of LTCF residents and to process payments to suppliers.

In addition, we rely on computer and software systems owned and operated by third parties that we do not control. We depend on these third-party systems to be functioning and available to operate our business. It is possible that a third party that we rely on could experience interruptions, including as a result of a cybersecurity attack, data security breach or otherwise. These third-party providers also may decide to discontinue operating these systems.

Our business and operating results may be materially and adversely affected if any of these systems are interrupted for any reason (including cybersecurity threats or third-party provider failures), damaged or if they fail for an extended period of time. Significant disruptions to our infrastructure or any of our facilities due to failure of technology could adversely impact our business.

Our business success and results of operations depend in part on our ability to use technology effectively in our dispensing of prescriptions, and if we cannot keep pace with technological developments or continue to innovate and provide new programs, products and services, the use of our services and our revenue could decline.

To remain competitive, we must continually maintain and upgrade our technologies to meet the evolving preferences, needs and expectations of LTCFs and residents and to improve our productivity and reduce our operating expenses. We cannot predict the effect of technological changes on our business, and new services and technologies in the future could be superior to, or render obsolete, the technologies we currently use in our business. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt and develop new technologies may be inhibited by industry-wide standards, new laws and regulations and other factors. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards. We rely in part on third parties for the development of and access to new technologies, which may adversely impact our ability to integrate new technologies into our business. If we fail to effectively maintain and upgrade our technology, our ability to sustain and grow our business and our results of operations may be materially adversely affected.

Cybersecurity attacks or other data security incidents could disrupt our operations and expose us to regulatory fines or penalties, liability or reputational harm.

In the ordinary course of our business, we process, store and transmit data, which may include sensitive personal information as well as proprietary or confidential information relating to our business or third parties. We have been subject to a ransomware attack, and may in the future be subject to various cyber or ransomware attacks or data breaches. Although the ransomware attack we experienced did not have a material impact to our business, such future incidents could disrupt and materially adversely affect our business. A cybersecurity attack or other data security incident could result in the misappropriation of confidential or personal information, create system interruptions or deploy malicious software that attacks our information technology security systems. Such an attack or incident could result in business interruptions from the disruption of our information technology systems or those of our third-party information systems providers, or negative publicity resulting in reputational harm with our customers, stockholders and other stakeholders. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us to regulatory fines or penalties, litigation and potential liability or otherwise harm our business.

We could be adversely affected by product liability, product recall, personal injury or other health and safety issues, and our insurance coverage may not be adequate to protect us against all potential risks and claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals. We could be adversely impacted by the supply of defective or expired pharmaceuticals, including the infiltration of counterfeit products into the supply chain, errors in labeling of products, product tampering, product recall and contamination or product mishandling issues. Through our pharmacies and compliance packaging services, we are also exposed to potential risk of errors in the dispensing and packaging of pharmaceuticals, including related counseling, and in the provision of other healthcare services could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we dispense or services we provide.

Although we maintain various forms and levels of insurance to protect us against potential loss exposures, our available insurance coverage, and indemnification amounts available to us, may not be adequate to protect us against all potential risks, allegations and claims against us. We cannot assure you that the scope of our insurance coverage, or limitations or exclusions on availability thereunder that may exist now or in the future, will protect us against all potential future claims, or that we will be able to maintain our existing insurance on acceptable terms in the future.

We could suffer significant reputational harm and financial liability if we experience any of the foregoing health and safety issues or incidents or if our insurance coverage proves to be inadequate, any of which could have a material adverse effect on our business operations, financial condition and operating results.

Supply chain and other manufacturing disruptions related to the pharmaceuticals we dispense could adversely impact our business.

We may be exposed to risks related to disruptions in the pharmaceutical supply chain, such as shortages of medications, recall events, or disruptions caused by manufacturing issues or regulatory actions. These events may impact our ability to procure and deliver medications to our residents and in turn, adversely impact our business.

Acquisitions and strategic alliances that we have made or may make in the future could require significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

We have made and anticipate that we may continue to make acquisitions of and strategic alliances with complementary businesses to expand our business. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions or strategic alliances, which may or may not be completed. Our growth plans rely, in part, on the successful completion of future acquisitions. If we are unsuccessful, our business would suffer.

Acquisitions may involve significant cash expenditures, debt incurrence, operating losses, amortization of certain intangible assets of acquired companies, and expenses that could have a material adverse effect on our financial condition, results of operations and liquidity. Acquisitions involve numerous risks and uncertainties, including, without limitation:

•	difficulties integrating acquired operations, personnel and information systems, or in realizing projected efficiencies and cost savings;

•	failure to operate acquired facilities profitably or to achieve improvements in their financial performance;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or customers of acquired companies;

•	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare laws; and

•	increases in our indebtedness.

Some of the pharmaceuticals we dispense are warehoused with a single logistics provider for warehouse and distribution services to our pharmacies, and our business could be harmed if our logistics provider performs poorly, fails to comply with its licensing requirements or is unavailable and we are unable to replace it.

Some of the pharmaceuticals we dispense are warehoused with one third-party logistics provider prior to receipt by the pharmacy. We depend on this provider’s warehousing services for efficient and cost effective delivery of a portion of our products to our pharmacies. Our logistics provider must hold appropriate licenses issued by state and federal regulators, especially due to its warehousing and distribution services of pharmaceuticals. If our logistics provider is not compliant with these licensing requirements, we could be subject to fines and penalties from governmental agencies, which could have a material adverse effect on our business and operating results. Additional risks associated with our relationship with our logistics provider include service interruptions or errors. In the event we lose these services or their services are ineffective and we are unable to transition efficiently and effectively to a new logistics provider, we could incur increased costs or experience a material disruption in our operations.

We may be exposed to potential liability and reputational harm if LTCF caregivers fail to properly administer the pharmaceuticals we dispense.

While we offer training sessions to inform LTCF caregivers about the proper administration of the pharmaceutical products we dispense, we cannot guarantee that the LTCFs and caregivers will utilize these training opportunities, or that the pharmaceuticals we dispense will be administered properly. The lack of required training for administration of the pharmaceutical products we dispense may result in product misuse, adverse treatment outcomes or errors in administration, which we might not anticipate and which could harm our reputation and expose us to potential liability and consequently harm our business and operating results.

The misuse or off-label use of the pharmaceuticals we dispense may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations and sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

The pharmaceuticals we dispense have been approved by the FDA for specific indications. We cannot however, prevent a physician from prescribing pharmaceuticals for uses outside of the FDA-approved indications for use, known as “off-label uses,” when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to LTCF residents if physicians attempt to use the pharmaceuticals off-label.

LTCF caregivers may also misuse pharmaceuticals that we dispense, ignore or disregard information provided in training or fail to obtain adequate training, potentially leading to injury and an increased risk of product liability. If pharmaceuticals that we dispense are misused, we may become subject to liability and costly litigation. It is also possible that federal or state enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. Any of these events could significantly harm our business and operating results.

We may be exposed to potential liability and reputational harm if we make errors in the course of providing medication reconciliation, duplicate therapy resolution, clinical issue resolution and related services.

We provide full medication reconciliation, duplicate therapy resolution, clinical issue resolution and other services designed to help improve resident outcomes and reduce costs. In the course of these services, we review residents’ medication regimens, check for instances where multiple medications of the same therapeutic class have been prescribed to a single resident, which can result from a resident’s treatment by multiple physicians, and recommend corrective action where appropriate. These and other related services we offer are complex, and if and to the extent we make errors in the provision of these services, we may be subject to claims and potential liability, any of which could harm our reputation, operating results and financial condition.

Our future success depends upon our ability to maintain and manage our growth. If we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet the demands of our customers and other constituents.

We aim to continue to expand the scope of our operations, both organically and through strategic acquisitions. Growth in our operations will place significant demands on our management, financial and other resources. We cannot be certain that our current systems, procedures, controls, and space will adequately support expansion of our operations, and we may be unable to expand or upgrade our systems or infrastructure to accommodate future growth. Our future operating results will depend on the ability of our management and key employees to successfully maintain our independence and corporate culture, preserve the effectiveness of our high-touch resident care model, manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our inability to finance future growth, manage future expansion or hire and retain the personnel needed to manage our business successfully could have a material adverse effect on our business and prospects.

Our revenues and volume trends may be adversely affected by certain factors relevant to the markets in which we have pharmacies, including weather conditions and other natural disasters, some of which may not be covered by insurance.

Our revenues and volume trends will be predicated on many factors, including physicians’ pharmaceutical decisions on patients (residents), health plan payor programs, seasonal and severe weather conditions including the effects of extreme low temperatures, hurricanes and tornadoes, earthquakes, current local economic and demographic changes, some of which may not be covered by insurance. Any of these factors could have a material adverse effect on our revenues and volume trends, and many of these factors will not be within the control of our management. These factors may also have an effect on the LTCFs we serve and their ability to continue to operate.

Risks Related to Ownership of Our Class A Common Stock

The Guardian Founders are able to exercise significant control over us, including through the election of all of our directors.

The Guardian Founders beneficially own shares of our common stock representing a majority of our combined voting power. Pursuant to the terms of the Stockholders’ Agreement, the Guardian Founders have the ability to elect all of the members of our board of directors and thereby control our management and affairs. In addition, the Guardian Founders are able to determine the outcome of substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions even if such actions are not favored by our other stockholders. This concentration of ownership may also prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

We are a “controlled company” within the meaning of the corporate governance standards of NYSE. As a result, we qualify for exemptions from certain corporate governance standards and you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Guardian Founders own more than 50% of the total voting power of our outstanding common stock and we are a “controlled company” under NYSE corporate governance standards. As a controlled company, we are not required by NYSE, for continued listing of our Class A common stock, to (i) have a majority of our board of directors consist of independent directors, (ii) maintain a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or (iii) maintain a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. For so long as we qualify as a “controlled company,” we may rely on some or all of these exemptions from NYSE listing requirements. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced. As a result, our status as a “controlled company” could make our Class A common stock less attractive to some investors or could otherwise harm our Class A common stock price.

Our future issuance of Class A common stock, Class B common stock, preferred stock or debt securities could dilute our common stockholders and adversely affect the market value of our Class A common stock.

The future issuance of shares of Class A common stock, Class B common stock, preferred stock or debt securities may dilute the economic and voting rights of our stockholders and reduce the market price of the Class A common stock. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock and adversely affect the market price of the Class A common stock.

From time to time in the future, we may also issue additional shares of our Class A common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. We also anticipate that we may issue shares of our Class B common stock as consideration in the buyout of minority owners in our future greenfield start-up pharmacies and future acquired pharmacies. The issuance by us of additional shares of our Class A common stock, Class B common stock or securities convertible into our Class A common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and NYSE rules, including those promulgated in response to the Sarbanes-Oxley Act. These requirements have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our organization and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We cannot assure you that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company. Failure to do so could jeopardize our status as a public company, and the loss of such status could materially and adversely affect us and our stockholders.

We expect to incur significant additional annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We also expect that the new rules and regulations that we will be subject to as a result of being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage for such directors and officers. Any of these factors could make it more difficult for us to attract and retain qualified members of our board of directors.

Future sales, or the perception of future sales of Class A common stock, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Following the Corporate Reorganization, we have outstanding 54,094,232 shares of Class B common stock convertible into Class A common stock on a one-to-one basis. The shares of Class B common stock are subject to certain transfer restrictions and conversion terms, including with respect to sales. These transfer restrictions will cease to apply as shares of Class B common stock automatically convert into shares of Class A common stock. In addition, our board of directors may accelerate the conversion of Class B common stock into Class A common stock at their discretion.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second Annual Report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could decline, and we could also become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our limited operating history as a publicly-traded company, and our inexperience could materially and adversely affect us and our stockholders.

We completed our initial public offering in September 2024 and became a publicly-traded company. Our senior management team lacks experience in operating a public company. As a publicly-traded company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy our periodic SEC reporting and NYSE obligations. We cannot guarantee that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company. Failure to do so could jeopardize our status as a public company, and the loss of such status may materially and adversely affect us and our stockholders.

While we currently qualify as an “emerging growth company” under the JOBS Act, taking advantage of the reduced disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors. Once we lose emerging growth company status, the costs and demands placed upon our management are expected to increase.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. As long as we qualify as an emerging growth company, we would be permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above. We intend to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. We also intend to take advantage of the exemption provided under the JOBS Act from the requirements to submit say-on-pay, say-on-frequency and say-on-golden parachute votes to our stockholders and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (c) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

Until such time that we lose “emerging growth company” status, it is unclear if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile and could cause our stock price to decline.

We may lose emerging growth status within a relatively short period of time on account of our public float exceeding $700 million or our annual gross revenues exceeding $1.235 billion. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements.

We do not intend to pay any cash dividends on our common stock in the foreseeable future.

We do not expect to pay any dividends on our common stock in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. As a result, capital appreciation in the price of our Class A common stock, if any, may be your only source of gain on an investment in our Class A common stock.

We are a holding company with no operations of its own and, accordingly, we depend on our subsidiaries for cash to fund our operations and expenses, including future dividend payments, if any.

We are a holding company and have no material assets other than our ownership of equity interests in our subsidiaries, including Guardian Pharmacy, LLC. As a holding company, we have no independent means of generating revenue, and our principal source of cash flow will be distributions from our direct and indirect subsidiaries. Therefore, our ability to fund and conduct our business, service our debt, and pay dividends, if any, in the future will depend on the ability of our subsidiaries to generate sufficient cash flow to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they are wholly owned or majority owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that may be contained in our subsidiary agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of any creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us is limited in any way, our ability to fund and conduct our business, pay our expenses, service our debt, and pay dividends, if any, could be harmed.

Our certificate of incorporation and bylaws and provisions of Delaware law may discourage or prevent certain strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders.

Provisions contained in our certificate of incorporation and bylaws and provisions of the Delaware General Corporation Law (the “DGCL”), could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:

•	provide that our board of directors is classified into three classes of directors with staggered three-year terms;

•

authorize the issuance of “blank check” preferred stock that could be issued by our board of directors without further action by our stockholders to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	do not permit stockholders to take action by written consent other than during the period in which we qualify as a “controlled company” within the meaning of NYSE rules;

•	provide that special meetings of the stockholders may be called only by or at the direction of the chair of our board or a majority of the directors;

•	vacancies on our board of directors will be able to be filled only by our board of directors (subject to the provisions set forth in the Stockholders’ Agreement) and not by stockholders;

•	restrict the forum for certain litigation against us to Delaware; and

•	provide for advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

In addition, we are subject to the provisions of Section 203 of the DGCL which limits, subject to certain exceptions, the right of a corporation to engage in a business combination with a holder of 15% or more of the corporation’s outstanding voting securities, or certain affiliated persons.

These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine.

Furthermore, our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be, to the fullest extent permitted by law, the sole and exclusive forum for any action asserting a claim arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and accordingly, we cannot be certain that a court would enforce such provision. We believe this provision would not apply to any action or proceeding asserting a claim under the Exchange Act.

Our certificate of incorporation further provides that, to the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation described above. However, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors, officers or employees and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, and may increase the costs associated with bringing a claim, which may disadvantage a stockholder in any such lawsuit. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time, resources and attention of our management.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On September 27, 2024, we completed our IPO in which we issued and sold 8,000,000 shares of Class A common stock at a public offering price of $14.00 per share. Also on September 27, 2024, the underwriters for the IPO exercised in full their overallotment option to purchase 1,200,000 additional shares of Class A common stock. Following such sales, we received net proceeds of $119.8 million after deducting underwriter discounts of $9.0 million. All shares sold were registered pursuant to the Company’s registration statement on Form S-1, as amended (Registration No. 333 274847) (the “Initial Registration Statement”) and the related registration statement on Form S-1 (Registration No. 333-282344) filed pursuant to Rule 462(b) under the Securities Act (the “462(b) Registration Statement” and, together with the Initial Registration Statement, the “Registration Statement”). The Initial Registration Statement was declared effective by the SEC on September 25, 2024, and the 462(b) Registration Statement became effective on September 26, 2024 upon filing with the SEC pursuant to Rule 462(b) under the

Securities Act. We used $55.2 million of the net proceeds from the IPO to fund the aggregate cash portion of merger consideration payable in connection with the Corporate Reorganization and $20.0 million to repay certain borrowings on the line of credit under our existing credit facility. We intend to use the balance of the net proceeds for general corporate purposes and working capital. The representative of the underwriters for the IPO was Raymond James & Associates, Inc.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Recent Sales of Unregistered Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule
10b5-1
Plans
During the quarter ended September 30, 2024, none of the Company’s directors and officers adopted, modified, or terminated a Rule
10b5-1
trading arrangement or a
non-Rule
10b5-1
trading arrangement.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of September 27, 2024, by and among Guardian Merger Corp., Guardian Pharmacy, LLC and Guardian Pharmacy Services, Inc.	8-K	001-42284	2.1	09/30/2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42284	3.1	09/30/2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42284	3.2	09/30/2024

4.1	Stockholders’ Agreement, dated as of September 25, 2024, by and among Guardian Pharmacy Services, Inc., Bindley Capital Partners I, LLC, Pharmacy Investors, LLC, Cardinal Equity Fund LP, Fred Burke, David Morris and Kendall Forbes.	8-K	001-42284	4.1	09/30/2024

10.1+	Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan.	S-1/A	333-274847	10.5	09/16/2024

10.2+	Employment Agreement by and between Guardian Pharmacy Services Management, LLC and Fred Burke.	8-K	001-42284	10.2	09/30/2024

10.3+	Employment Agreement by and between Guardian Pharmacy Services Management, LLC and David Morris.	8-K	001-42284	10.3	09/30/2024

10.4+	Employment Agreement by and between Guardian Pharmacy Services Management, LLC and Kendall Forbes.	8-K	001-42284	10.4	09/30/2024

10.5+	Form of Restricted Stock Unit Notice of Grant and Award Agreement (Directors) under the Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guardian Pharmacy Services, Inc.

Date: November 12, 2024	By:	/s/ David Morris
David Morris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)