Form 10-K
period 2024-12-31
Guardian Pharmacy Services, Inc.
filed 2025-03-26
CIK 1802255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
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
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its common equity held by non-affiliates
as of such date. The Registrant’s Class A common stock began trading on the New York Stock Exchange on September 26, 2024.
As of March 15, 2025, there were issued and outstanding 9,200,000 shares of the Registrant’s Class A common stock and 54,087,158 shares of the Registrant’s Class B common stock.
Documents incorporated by reference:
Part III of this Annual Report on Form
10-K
incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year to which this report relates.

GUARDIAN PHARMACY SERVICES, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING

STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are all statements other than those of historical fact. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words such as “aims,” “anticipates,” “believes,” “contemplates,” “continues,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” “would,” and similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, many of which are beyond our control. For more information regarding these risks and uncertainties, as well as certain additional risks that we face, refer to “Risk Factors” and the factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Among the factors that could cause actual results to differ materially from those suggested by forward-looking statements are:

•	our ability to effectively execute our business strategies, implement new initiatives and improve efficiency;

•	our ability to effectively market and sell, customer acceptance of, and competition for, our pharmaceutical services in new and existing markets;

•	our relationships with pharmaceutical wholesalers and key manufacturers, long-term health care facilities (“LTCFs”) and health plan payors;

•	our ability to maintain and expand relationships with LTCF operators on favorable terms;

•	the impact of a national emergency, public health crisis, global pandemic or outbreak of infectious disease on our employees and business and on our supply chain and the LTCFs we serve;

•	continuing government and private efforts to lower pharmaceutical costs, including by limiting pharmacy reimbursements;

•	changes in, and our ability to comply with, healthcare and other applicable laws, regulations or interpretations;

•	further consolidation of managed care organizations and other health plan payors and changes in the terms of our agreements with these parties;

•	our ability to retain members of our senior management team, our local pharmacy management teams and our pharmacy professionals;

•	our exposure to, and the results of, claims, legal proceedings and governmental inquiries;

•	our ability to maintain the security and integrity of our operating and information technology systems and infrastructure (e.g., against cyber-attacks);

•	product liability, product recall, personal injury or other health and safety issues related to the pharmaceuticals we dispense;

•	the impact of supply chain and other manufacturing disruptions or trade policies related to the pharmaceuticals we dispense;

•	the sufficiency of our sources of liquidity and financial resources to fund our future operating expenses and capital expenditure requirements, and our ability to raise additional capital, if needed;

•	the misuse or off-label use, or errors in the dispensing or administration, of the pharmaceuticals we dispense.

•

we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”) and, as a result, we qualify for exemptions from certain corporate governance standards and the Guardian Founders (as defined below) are able to exert significant control over us; and

•	the market price of shares of our Class A common stock has experienced, and may in the future experience, substantial volatility due to relatively lower trading volumes and a limited public float.

New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in, or implied by, the forward-looking statements. Therefore, we caution you not to place undue reliance on any forward-looking statements or information. Any forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as may be required by law.

PART I

Unless the context otherwise requires, the terms “Guardian,” the “Company,” “we,” “us” and “our” when used in this Annual Report on Form 10-K mean (i) prior to the Corporate Reorganization (as defined below), Guardian Pharmacy, LLC, an Indiana limited liability company, together with its subsidiaries and (ii) following the Corporate Reorganization, Guardian Pharmacy Services, Inc., a Delaware corporation, together with its consolidated subsidiaries. See “Management’s Discussion and Analysis Financial Condition and Results of Operations—Recent Developments” for further information regarding the Corporate Reorganization.

References to our certificate of incorporation and bylaws refer to our amended and restated certificate of incorporation and amended and restated bylaws,

Item 1.	Business.

Overview

We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of LTCFs adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We emphasize high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities (“ALFs”), and behavioral health facilities and group homes (collectively “BHFs”). More than two-thirds of our annual revenue for each of the past three years has been generated from residents of ALFs and BHFs, which are our target markets, while the remainder has been generated primarily from residents of skilled nursing facilities (“SNFs”). Additionally, our robust suite of capabilities enables us to serve residents in all types of LTCFs. We are a trusted partner to residents, LTCFs and health plan payors because we help reduce errors in drug administration, manage and ensure adherence to drug regimens, and lower overall healthcare costs. As of December 31, 2024, our 51 pharmacies served approximately 186,000 residents in approximately 7,000 LTCFs across 38 states.

Within the U.S. LTCF market, we believe the ALF and BHF sectors present the most attractive opportunity and have the highest growth potential for our business. Certain characteristics of ALFs and BHFs, which are not typical of SNFs, create additional challenges and complexities for pharmacy service providers that Guardian is well suited to address. First, residents at ALFs are typically on a variety of different pharmacy benefit plans, each with a distinct formulary and reimbursement process, covering their complex drug regimens. Second, ALFs often lack staff with formal clinical training and usually do not have an on-site medical director or full-time nurse. Because residents of ALFs rely on off-site physicians to oversee and monitor their health conditions, there is an increased need for coordination among ALF operators, each resident’s physicians and pharmacy service providers. Third, residents in these facilities have the right to choose their own pharmacy, which often leads to multiple pharmacy service providers serving a single ALF. These characteristics are also typical of most BHFs.

We believe that we enjoy a strong competitive position as a large and purpose-built provider of pharmacy services to ALFs and BHFs. Guardian offers a variety of services that we believe address the challenges that ALFs and BHFs face, and differentiate us from our competitors, providing residents, LTCFs and health plan payors with a compelling value proposition. Our centralized corporate support capabilities empower our local pharmacy operators to offer an extensive suite of high-touch, individualized, consultative pharmacy services, using a portfolio of proprietary data analytics systems and technology designed to help ensure that the right dose of the right medication is provided to the right resident at the right time. Examples of our specialized services include:

•	Assisting residents in optimizing pharmacy benefit plan coverage of their medication by coordinating formulary interchanges with residents’ physicians;

•	Proactively analyzing potential adverse drug interactions and managing potential risks in medication administration;

•	Providing robotic dispensing and customized compliance solutions, organized by resident and time of administration;

•	Integrating a resident’s drug regimen with the LTCF’s Electronic Medication Administration Records (“EMARs”) to help ensure adherence;

•	Providing training for LTCF caregivers to help them administer medications to residents more safely, efficiently and cost-effectively;

•

Partnering with LTCF operators to increase the number of residents using our services at each facility we serve, which we refer to as “resident adoption,” in order to streamline drug administration and minimize medication management risk;

•	Conducting mock audits of LTCFs to monitor compliance with drug administration and government regulation; and

•	Reviewing periodically the drug regimen for each resident by consulting pharmacists.

We are a trusted partner to:

•

Residents. We help monitor resident drug regimens and coordinate with each resident’s prescribing physicians to confirm clinical appropriateness and to help maximize coverage under the resident’s pharmacy benefit plan. We also partner with each facility to achieve adherence to a resident’s drug regimen. We believe that these services help improve clinical outcomes and reduce hospitalizations and out-of-pocket costs for the resident.

•

LTCFs / Caregivers. We help caregivers deliver high quality resident care by streamlining the intricacies associated with drug administration and compliance with related regulatory requirements. We accomplish this through the information available from our technology-enabled, proprietary data warehouse, our compliance packaging of the prescriptions we fill and the clinical training we offer to caregivers.

•

Health Plan Payors. Our services help facilitate proper management of residents’ drug regimens and reduce errors in drug administration, which we believe ultimately results in better clinical outcomes and thereby lowers overall health care costs for health insurance payors.

Our Solution and Value Proposition

We believe that we have purpose-built our capabilities and associated technology tools to address the growing challenges that are specific to our end markets. In addition to the services we provide to LTCFs generally, we provide ALFs and BHFs with tailored services that enhance their abilities as caregivers to their residents. We offer a suite of high-touch consultative pharmacy services, as illustrated in the following chart, using a portfolio of proprietary data analytics systems and technology, to assist our local pharmacies in optimally serving facilities and their residents.

Billing Solutions

- Local & consistent support to residents
- Direct billing & payor interactions ensure maximum medication coverage
- Proactive approach with non-covered and high cost medication to maximize quality of patient care

Clinical Support

- Provides continuing education to community staff
- Reduces risk of medication errors with Med Pass review and mock audits
- Customizable technology and dispensing capabilities for local market
- EMAR enhances efficacy of Med Passes

Pharmacy Adoption

- Partners with communities to increase resident adoption (ALFs prefer single-sourced provider, minimized administrative burden and pharmacy errors)
- Educates community staff and residents on value proposition of Guardian's services
- Navigate resident right of choice

Through our extensive suite of pharmacy services and our service-focused approach, we believe that we offer a compelling value proposition to residents, LTCFs and their respective caregivers, particularly in ALFs and BHFs, and to health plan payors.

Our Workflow Lifecycle and Pharmacy Support

Through our locally-based pharmacies, we utilize a complex, technology-enabled platform to manage the dispensing and administration of prescriptions to residents of LTCFs over the full prescription lifecycle in order to manage medication risk.

Prescription
Dispensing
Administration
Ongoing training, consulting, and monitoring
1
Multiple doctors write prescriptions for LTCF residents
2
Guardian leverages its technology and data analytics capabilities to adjudicate claims and manage billing and patient profile (e.g. monitor drug interactions, dosing, etc.)
3
Certified pharmacists leverage state-of-the art robotic dispensing technology to create customized facility and resident level compliance packaging
4
Guardian delivers medications directly to the LTCFs on a 24/7/365 basis
5
Guardian provides ongoing services to LTCFs, including multiple daily check-ins, to support the successful drug administration to residents
Caregivers can readily administer the drug regimens to residents, promoting superior compliance and focus on delivering high quality care
Compliance Packaging Aligned to Each Resident & Time of Day:
Sunday
Smith, Tony
06/08/20
1 of 1
Breakfast
SAMPLEPRIN
80 MG
1
TABLET BLUE
Exp 8/21
Lot AAAA
YELLOWFIL
300 MG
1
TABLET YELLOW
Exp 9/21
Lot BBBB
VITAMIN Z
30MG
1
CAPSULE BLUE GREEN
Exp 10/21
Lot CCCC
OMEGA 3 OIL
20MG
1
CAPSULET BROWN
Exp 7/20
Lot DDDD
8:00 AM Breakfast
Sunday
Smith, Tony
06/08/20
1 of 1
Lunch
SAMPLEPRIN
80 MG
1
TABLET BLUE
Exp 8/21
Lot AAAA
12:00 PM Lunch
Sunday
Smith, Tony
06/08/20
1 of 1
Dinner
SAMPLEPRIN
80 MG
1
TABLET BLUE
Exp 8/21
Lot AAAA
YELLOWFIL
300 MG
1
TABLET YELLOW
Exp 9/21
Lot BBBB
VITAMIN X
60MG
1
CAPSULE ORANGE WHITE
Exp 07/21
Lot FFFF
6:00 PM Dinner

We believe our business model and strategic approach are built upon several key strengths of Guardian, as further described below.

We utilize a high-touch, resident-centric, superior customer service model to help drive drug regimen adherence and improved clinical outcomes, while managing overall costs.

We work closely with the LTCFs we serve to deliver a pharmacy solution that strives to maximize resident drug adherence while minimizing the incidence of adverse drug events. We manage the adjudication process for every prescription, which we believe instills confidence on the part of both the residents and LTCFs we serve that adverse drug events will be minimized and proper insurance eligibility will be in place. We also assist residents in confirming appropriate pharmacy benefit plan coverage of their medication by coordinating formulary interchanges with residents’ physicians.

To further enhance the quality of pharmacy administration, we customize technology and dispensing solutions to produce compliance packaging specific to each LTCF and each individual resident. In combination with the training we provide to caregivers, this dispensing solution is designed to help ensure that the right dose of the right medication is provided to the right resident at the right time.

We also offer training and continuing education programs to LTCF staff for a fee to educate caregivers on the proper administration of drugs to residents in accordance with the resident’s drug regimen. Additionally, we conduct mock audits for LTCFs to assist in compliance with state and federal regulations and deliver other pharmacy consulting services, including resident drug therapy evaluations.

We service LTCFs typically within a radius of 200 miles or less of our pharmacy locations, depending on the metropolitan area. We typically deliver medications to these facilities at a minimum once each day. We provide 24-hour, seven-days a week, on-call pharmacist services for emergency dispensing, delivery, and/or consultation with the facility’s staff or the resident’s attending physician.

We believe that our high-touch model contributes to fewer instances of adverse drug events, decreases in resident hospitalizations and increases in overall drug regimen adherence, which collectively keep residents healthier at a lower cost to their insurers.

We use our technological tools to enhance our ability to serve LTCFs and drive operational efficiencies.

The scale of our business has enabled us to make significant investments to equip our pharmacies with dynamic technologies designed to drive superior operational efficiencies in pharmacy workflow management. Key areas of investment include logistics management, revenue cycle management, automated robotic dispensing technology, compliance packaging, pharmacy workflow software, EMAR integration capabilities, cybersecurity infrastructure and disaster recovery business continuity.

Automated Robotic Dispensing Technology

We have invested more than $20 million in advanced pharmacy automation technologies over the past 10 years. The use of automation within our pharmacies leverages our size and distinguishes us from many of our competitors. It increases our dispensing accuracy and speed of pharmaceutical distribution, in addition to providing significant cost benefits. Specifically, we currently have over 100 automated dispensing machines deployed across our network.

Automation reduces the need for human involvement and improves the efficiency of operations and increases accuracy with respect to drug dispensing. It also leverages artificial intelligence and barcode scanning software to detect the correct National Drug Code number (or NDC) and size, shape, and color of pills in order to help flag problems for our pharmacies. It also enables rapid scaling of volumes as new residents are added. Further, our barcoded delivery system facilitates compliance with pharmacy benefit plan requirements by creating an electronic record of delivery.

Compliance Packaging

We offer a compliance packaging service, through which we repackage and dispense prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver the medications to LTCFs for administration to individual residents. This service organizes each resident’s medications into individual unit dose or multi-unit dose packaging in accordance with specific “Med Passes,” or drug distribution rounds that occur at LTCFs at specific times throughout the day. The packaging of drugs for each resident indicates specific drug administration instructions. LTCFs prefer the individual- or multi-unit dose delivery system over the bulk delivery system employed by retail pharmacies because it improves control over the storage and ordering of drugs and reduces errors in drug administration in healthcare facilities. Nurses or caregivers at LTCFs then distribute medications to residents in accordance with physician orders at each Med Pass.

Pharmacy Workflow Software

The pharmacy workflow software we use helps to manage and track drug dispensing via a structured and scalable workflow process, including the use of barcode technology. In addition, the software increases labor productivity and enables our local pharmacies to focus their time and resources on delivering care to residents, which improves overall resident safety. This system improves efficiencies in nursing time, reduces drug waste, and helps to improve resident outcomes, thereby lowering costs for pharmacy benefit plans.

EMAR Integration Capabilities

Our ability to interface with facilities’ EMARs makes documentation and drug administration more efficient. At the time of drug administration, the nurse or caregiver must scan the barcode associated with each resident at the time of drug delivery, which creates a notation on the EMAR system. This helps us ensure the safe and effective delivery of medications to each resident at each Med Pass and helps LTCFs to manage their regulatory requirements.

Cybersecurity, Infrastructure, Disaster Recovery and Business Continuity

We employ multiple levels of protection to minimize the risks associated with cybersecurity, ransomware and data breaches, including firewalls, cloud-based backups, multifactor authentication, encryption software, intrusion testing and security information and event management (“SIEM”) networking monitoring to ensure the integrity of our data and systems. In addition, we maintain recovery and other business continuity procedures, including cloud-based backups, electrical generators, critical systems housed at hardened data centers and geographic redundancy, intended to minimize disruptions to our operations in the event of disaster or other interruptions to our information systems.

We believe that our business model promoting local management autonomy, combined with our centralized corporate support, results in superior service to LTCFs and their residents.

We believe that our pharmacy management model offers local and tailored support to LTCFs and their residents, and enables us to adapt our technology and dispensing capabilities to customer needs in each local market. We provide centralized corporate support to our local pharmacy operators, including data analytics, IT operations, financial oversight and analysis, capital management, leadership support and training, purchasing power, legal/regulatory support, and HR/recruiting assistance. We believe this approach allows us to benefit from local touch and customer-centric decision making thereby enhancing our ability to manage local, regional and national account relationships, improve resident adoption rates in individual facilities and improve drug regimen adherence and compliance.

Specifically, at the pharmacy level, each pharmacy is run by a President, who directly oversees three directors:

Pharmacy President
Director of Operations
Director of Finance & Administration
Director of Sales / Account Management
▪ Data Entry/Adjudication
▪ Fulfillment
▪ Robotic Dispensing
▪ Pharmacist Verification 1 &2
▪ Delivery
▪ Consultant Pharmacists
▪ Pharmacy Regulatory Requirements
▪ Operations Accounting
▪ Billing
▪ Collections
▪ Inventory/Purchasing
▪ Margin Management
▪ Human Resources
▪ Financial Analysis
▪ Sales
▪ Nurse Account Managers
▪ Clinical Support

As we acquire or organically open new pharmacies, we offer the following support services and training to each of these directors and their local pharmacy management teams:

•	purchasing strategy and tools

•	health plan payor negotiations

•	revenue cycle management

•	business intelligence and analytics

•	human capital management

•	treasury, business services and financial accounting

•	business development

•	operational and regulatory

•	sales and marketing

•	information technology

We believe this local approach that capitalizes on our national scale distinguishes us from our competitors by eliminating a “one size fits all” approach that may create inefficiencies in a particular local market.

Leveraging Our Data Warehouse to Deliver Insights

Our business model is supported by our proprietary centralized data warehouse, which facilitates the delivery of our technology-enabled services to LTCFs and their residents. Our data warehouse collects and consolidates extensive data related to pharmacy operating systems, purchasing and inventory management, finance and business planning, pharmacy benefit plan reimbursement, sales and customer relationship management, human resources and payroll, and banking. Information is analyzed and interpreted on a daily or real-time basis and reports, dashboards and analytics are available to team members throughout Guardian. We use these analytics and associated metrics to proactively plan and manage our business.

Specifically, our Guardian Compass platform offers insights to enhance efficiencies for our pharmacies, including proprietary real-time operational dashboards and metrics. Our suite of GuardianShield products offers customer and clinical services that benefit both the residents we serve and their caregivers.

Data warehouse
Pharmacy operating systems
Purchasing and inventory management
Finance and business planning
Third party payor reimbursement
Sales and CRM
HR and payroll
Banking

Data feeds into robust reporting and analytical tools, delivering high value insights that impact pharmacy ops, financial management, customer service and clinical services

Guardian COMPASS

We use data to improve our business

- Capacity planning
- Sales forecasting
- Gross margin analysis
- P&L analysis
- Business planning
- Production dashboards
- Labor productivity
- Purchasing dashboard
- Core operational metrics
- Revenue & margin per Rx
- Labor per Rx
- Resident growth

GuardianShield

We use data to improve our customers' businesses

- Insurance optimizer
- Therapeutic interchange
- Clinical intervention
- Disease management
- Antibiotic stewardship
- Psychotropic medication reduction
- Falls risk reduction

Guardian Compass

Guardian Compass includes dashboards created using data from our data warehouse to help our local pharmacies plan, track and optimize their business operations. The data and metric-driven approach enhances our ability to make decisions regarding labor productivity, capacity planning, and sales forecasting. Guardian Compass also provides tools that improve our local pharmacies’ ability to purchase pharmaceuticals effectively. Detailed assessments regarding the aggregate cost of dispensing drugs and the cost per prescription further assist our pharmacies in improving operations.

We track various individual pharmacy-based operating metrics including financial revenue per Rx, labor per Rx, resident count trends and adoption rate trends per facility among others.

GuardianShield Programs

GuardianShield offers a suite of specialized services, enhanced by actionable analytics, that drive accuracy, efficiency, safety, and savings for LTCFs and create benefits for both residents and LTCF staff. It is comprised of 10 programs, eight of which are currently in use, and two of which are in the development phase, all of which are made possible through the data warehouse. The eight active programs are: the Insurance Optimizer Program, the Antibiotic Stewardship Program, the Psychotropic Medication Reduction Program, the Therapeutic Interchange Program, the Medication Spend Analyzer Program, the Adoption Rate Tracker Program, the Clinical Intervention Tracker Program and the Order Entry QA Analyzer. The two programs in development are: the Falls Risk Management Program and Disease State Management. The data analytics tools and customer service we are able to offer through GuardianShield have downstream benefits for LTCFs and pharmacy benefit plans that we believe are unmatched in the industry.

The Insurance Optimizer Program provides information to help residents choose their pharmacy benefit plans, and helps get essential, non-covered medications covered on a pharmacy benefit plan’s formulary. This program also provides analytics reports to residents in the facilities we serve to quantify their savings. Such data helps with pharmacy adoption, which in turn eases the challenges associated with ALFs and BHFs having to coordinate with multiple pharmacies to supply drugs to residents.

The Antibiotic Stewardship Program combines the extensive clinical experience of our consultant pharmacists with advanced reporting and data analytics to offer a robust antibiotic therapy management program. This helps prevent overuse of antibiotics and other medications, helping pharmacy benefit plans and the facilities we serve.

The Psychotropic Medication Reduction Program capitalizes on our pharmacists’ clinical knowledge and our advanced data analytics capabilities to promote the appropriate use of psychotropic medications (including antipsychotics, anxiolytics, antidepressants, and hypnotics) for the benefit of residents we serve. In understanding the frequency with which such drugs are prescribed to each resident, we are able to help the facilities we serve comply with government regulations pertaining to psychotropic medications.

The Therapeutic Interchange Program allows drug substitutions to therapeutically equivalent drugs to lower costs for SNFs. In addition to the savings generated, this program offers extensive reporting capabilities to track and highlight savings and missed opportunities.

We also offer a Medication Spend Analyzer to break down the monthly drug spending for each of the LTCFs we work with. This assists LTCFs with crucial cost management functions and makes us a valued partner in the process of serving their residents.

For the ALF communities we serve, we seek to maximize the number of residents in those communities who use us for their medication needs, and resident adoption rate is a key metric we use to gauge our effectiveness. Our Adoption Rate Tracker provides information to our pharmacies and ALF communities to help them understand the current opportunity and increase the number of residents we serve in those communities. Higher resident adoption rates mean higher organic growth for us and improved safety and efficiency for the communities and residents.

As a LTCF pharmacy, we use our Clinical Intervention Program to take extra steps to process prescriptions. Whether it is a full medication reconciliation, duplicate therapy resolution, or clinical issue resolution we take measures to help improve resident outcomes and save money. This program has analytics reports to show the frequency of these interactions and thus demonstrate the value we bring our residents, communities, and third-party payors.

Finally, we offer an Order Entry QA Analyzer, which is designed to utilize real-time rules- engine technology to examine prescriptions and detect omissions and/or errors before they become a customer service problem. This service adds substantial value for the LTCFs and pharmacy benefit plans we work with, and ultimately, the residents we serve, as we help residents avoid adverse drug reactions and complications resulting from, and the additional costs associated with, the improper dosage or incorrect administration to residents.

Below are select examples of the insights and analytics we are able to produce from our GuardianShield platform for the year ended December 31, 2024 on a Company-wide basis.

We capture and provide measurable results for our constituents

Clinical Interventions

112,558
FY 2024

Clinical Interventions by Type

65,718
28,138
11,288
9,379
9,139
7,877
3,322
2,787
1,186
Med Reconciliation
Clarification
Duplicate Therapy
Unusual Dosing
Allergy
Drug-Drug Interaction
Discontinued Med
Drug Emission
Drug-Disease Interaction

Insurance Optimizer (FY 2024)

~79k residents with claims

~410k worked claims

~$41M savings for 2024

~$514 savings per resident

Advances to GuardianShield

We continuously strive to advance the capabilities of GuardianShield, and are actively developing new predictive tools to assist LTCFs and our pharmacies. Chief among these advancements are the Falls Risk Management Program and Disease State Management services.

The Falls Risk Management Program is being designed to review each resident’s medications and demographic information to identify those residents with the highest risk of falling. The program will then pinpoint the highest probability causative factors related thereto, which will help enable those residents to receive the medications and/or treatment necessary to help minimize this risk. This program is designed to help optimize residents’ health while lowering health care costs for pharmacy benefit plans.

The Disease State Management Program is being designed to use data to identify residents at LTCFs who are on sub-optimal medication regimens. These regimens will then be subject to a targeted review by our consultant pharmacists, who will work to optimize the drugs each resident takes. This program is expected to improve the overall health of the residents we serve and lower health care costs for the pharmacy benefit plans with whom we work.

Our Market Opportunity

We believe we have an attractive market opportunity for continued growth. Based on prescription volume information reported by NIC MAP Vision (“NIC MAP”) for ALFs and memory care facilities (“ALF/MC”) as of December 31, 2024, we believe we are the largest LTCF pharmacy in the United States in terms of market share serving ALF/MC, with an approximate 12.6% market share nationally. IBISWorld, an independent publisher of industry research reports, estimated that U.S. institutional pharmacy market revenues for 2024 would be approximately $24.8 billion. The U.S. institutional pharmacy market is comprised of pharmacies that provide a range of distribution and drug administration services to residents of nursing homes and other healthcare environments that do not have on-site pharmacies. The Centers for Medicare & Medicaid Services (“CMS”) mandates rules and service capabilities to qualify for participation as a Part D Network LTC Pharmacy (“Part D NLTCP”) provider, as differentiated from traditional Part D and commercial reimbursement. CMS designates an institutional level of care as a “distinct pharmacy setting” and requires payors to compensate designated long-term care pharmacies for the specific services they are required to provide to LTCF residents. In addition, CMS requires that payors maintain network adequacy to serve LTCF residents. This LTCF institutional pharmacy market is currently served by Guardian, two national pharmacy services providers historically focused on serving the needs of SNFs, several regional providers, and over 1,200 independent pharmacies.

We believe that in long-term care settings, proper coordination of drug administration is critical to managing the overall health and wellbeing of residents. Residents of LTCFs can be at high risk for adverse drug events given the complex mix of medications prescribed by the various physicians responsible for their care. Lapses in care or incorrect drug administration can result in serious adverse drug events, which can in turn result in hospitalization and have significant implications on both quality and duration of life, in addition to the overall cost of healthcare.

In comparison to historically higher acuity settings such as SNFs, ALFs in particular face challenges in the pharmacy administration lifecycle. ALFs were initially conceived of as senior living facilities providing stimulation, hospitality and community for elderly individuals who no longer desired, or were capable of, independent living. However, over time, these facilities have expanded their services to increasingly address the health needs of an ever-growing number of older and higher acuity residents who need assistance with medical care and activities of daily living.

With increasing levels of acuity, ALF residents today require greater assistance in maintaining their drug regimens, and consistency and accuracy in drug administration is now a key service that ALFs provide to their residents. There are several specific ongoing industry trends that we believe will continue to drive the increased need for ALFs, as well as BHFs, to act as caregivers, and in turn help drive demand for the associated and critical pharmacy services that we provide:

Aging Demographics and Increases in the Number of Assisted Living Residents

The aging of the U.S. population has been well documented, with Census projections for significant growth in the U.S. elderly population. Specifically, by 2050, the 65+ age group is projected to grow to 82 million people, which represents a greater than 47% increase over the same population group in 2022. The cohort of U.S. residents aged 85 and older is projected to nearly triple from 6.7 million people in 2020 to 19.0 million people by 2060. Even as soon as 2030, it is projected that roughly one in five U.S. residents will be 65 and older, which represents the fastest growing cohort as a percentage of the overall U.S. population. The increase in the elderly population is expected to result in significant increases in move-ins to ALFs and, accordingly, drive increases in the number of prescriptions that are fulfilled by institutional pharmacies.

Increasing Median Ages of ALF Residents, Requiring Greater Emphasis on Healthcare Delivery and Associated Coordination of Complex Drug Regimens

Coupled with the significant increases in move-ins to ALFs generally are the increases in the number of more elderly and frail individuals that are moving into and residing in ALFs. Of the more than 800,000 U.S. residents residing in ALFs in 2024, more than half are above 85 years old, with an additional 31% aged between 75 to 84. These increases in the age demographics of ALF residents have been driven by both later average initial admission age for residents and significant increases in overall life expectancy. As a result of these trends, the resident ALF population tends to have more complex medical needs than in previous generations. Chief among these needs is the coordination and effective management of pharmacy services that are fundamental to the effective treatment and overall cost management of medical care for these individuals.

Increasingly Complex Medication Regimens

In general, older residents face more critical health conditions, including chronic illness, increased disability and multiple medical diagnoses—for a longer period of time. As a result, there is an increasingly growing demand for not only long-term care facilities, but also for caregivers who are able to help navigate the complex medication regimens of this elderly population. In turn, these caregivers require more sophisticated pharmacy capabilities and require an extensive range of pharmacy workflow services to ensure proper medication adherence and delivery of care.

Highly Fragile Population of Individuals with Behavioral Health Needs at BHFs

Similarly, BHFs serve as caretakers for a highly fragile population of individuals with behavioral health needs. Oftentimes, these residents are suffering from intellectual and developmental disorders or mental health challenges such as schizophrenia, depression, and anxiety-related afflictions. Pharmaceutical drugs are often first line therapies for these individuals, and the proper administration of and compliance with drug regimens is essential to maintaining their health. The overall mental fragility of BHF residents puts them at high risk for hospitalization or other acute episodes of care that present significant costs to health plan payors. Lapses in the proper administration of their drugs only add to this risk.

Increases in ALF and BHF Desire to Contract with Value-Added Scaled Pharmacy Providers

Though ALF and BHF residents are entitled to a choice in their pharmacy provider, ALF and BHF providers and especially large multi-facility LTCF operators have recognized the enhanced value in having scaled and integrated pharmacy networks service the needs of their caregivers and residents. Often, in the absence of a sophisticated provider, pharmaceuticals are simply delivered to residential settings without an associated suite of services to help ensure successful drug administration (e.g., resident compliance, documentation, data collection, ALF and BHF staff training, etc.). LTCFs and residents are seeking assistance to help monitor and ensure ongoing adherence with their increasingly complex medication regimens.

Extension of Drug Coverage via Medicare Part D Helps Drive the Need for Pharmacy Services Companies

Medicare Part D legislation has significantly changed the way in which prescription drugs are financed and reimbursed, thereby directly impacting the performance of pharmacies serving LTCFs. The number of Medicare Part D beneficiaries has more than doubled since 2006, growing from 22 million people in 2006 to 53 million people in 2024, with Part D enrollment as a percentage of total Medicare enrollment growing from 51% of total Medicare enrollment to 80%, respectively.

Part D created significant changes for assisted living residents who are dually eligible for both Medicare and Medicaid (“dual-eligibles”), given the new benefit shifting their drug coverage from Medicaid to Medicare and requiring enrollment in private health care plans. This expands the pharmaceutical drug coverage of these residents, which they would not have previously had or which Medicaid would have had to pay, and yields more favorable reimbursement rates for pharmacy services companies.

Financial and Administrative Impact of Medicare Part D

Medicare Part D has also resulted in the increased variation around formularies and drug management processes for residents and providers. The complex nature of the Medicare Part D program and the confusion residents have around coverage directly impacts the ability of ALFs and group homes to run operations. The numerous administrative burdens associated with the transition takes time away from resident care, poses regulatory threats to providers and makes it more difficult to ensure optimal drug therapy for residents.

Industry research indicates that revenues in our target market, the U.S. ALF industry, are projected to have a CAGR of more than 5% from 2023 to 2030. Of the more than 800,000 residents residing in ALFs in the United States in 2024, we serve approximately 126,000, with the remainder of the residents we serve residing in other types of LTCFs. We believe that our existing market share, the size of our market opportunity, our strategic approach to high-touch, individualized services and favorable market dynamics provides us with a significant opportunity for future growth.

While our national competitors have primarily focused on SNFs, we believe we enjoy a strong competitive position as a large and purpose-built provider of pharmacy services to ALFs and BHFs. The following chart outlines the key differences in the characteristics of ALFs, BHFs and SNFs and illustrates some of the challenges specific to these facilities.

Key Characteristics of LTCFs

	ALFs and BHFs	SNFs
Resident Ability to Choose Pharmacy Provider	Each ALF resident has the right to choose his or her own pharmacy benefit plan and provider	Most SNFs encourage their residents to select the SNF’s contracted pharmacy provider

Level of Staff Experience	Typically, minimal clinical training for caregivers / staff members	Experienced staff members, including an on-site medical director and a registered nurse (RN), as well as a licensed practical nurse (LPN) or certified nursing assistant (CNA) required to administer medications

Access to a Medical Provider	Most ALF residents maintain their physician relationships, with office visits	Each SNF contracts with a medical director that is regularly on site

Our Growth Strategy

Our core growth strategy is focused on increasing the number of residents we serve. Historically, this has been driven by both organic growth and acquired growth. Organic growth represents the increase in the number of residents served at existing locations, start-up greenfield locations and acquired locations subsequent to the acquisition date.

The four key pillars that we expect to continue to drive our growth are additions of new residents, increased adoption in current facilities, expansion through greenfield start-ups (each of which are organic drivers), and forging new partnerships in additional territories through acquisitions.

We have a strong track record of executing on our multi-pronged organic, greenfield, and acquisition growth strategy

1

Addition of new residents

Servicing new long-term care facilities within existing markets

or

Small bolt-on acquisitions

2

Increase adoption in current facilities

3

Expansion through greenfield start-ups in contiguous markets

Organic drivers

+

4

Supplemented by M & A – forging new partnerships in additional territories

Increase number of ALF accounts we serve.

Our sales teams actively engage in marketing efforts to build relationships with local, regional and national ALFs and BHFs. Our local ALF target customers typically operate a single ALF or a small number of ALFs but are generally characterized by their focus on a specific local area. Conversely, large multi-location ALFs operate with a regional or national footprint. We currently serve facilities operated by Brookdale Senior Living, Life Care Services, Sunrise Senior Living and numerous other regional and national providers. We believe that our customer-oriented business model, which is able to serve large numbers of residents across geographic regions, provides a competitive advantage as we continue to develop and expand relationships with ALF operators. In particular, we believe there are significant opportunities to expand our business serving local, regional and national ALF accounts. Our ability to contract and grow our business with new, and existing, large, multi-location accounts is illustrated by our more than doubling the number of residents we served at large, multi-location accounts from approximately 15,000 residents beginning in 2018 to approximately 39,000 residents as of December 31, 2024. As we continue to build out our national footprint, we believe we are an increasingly attractive provider to ALF operators that value our services and approach, but prefer a vendor with a broad geographic reach.

Increase resident adoption of our services in ALF accounts.

We measure, analyze and track resident adoption rates at each ALF we serve. Each of our pharmacies has a dedicated management team focused on increasing our resident adoption through targeted marketing efforts, leveraging internally generated data, and demonstrating our value proposition to ALFs, residents and caregivers. Through our direct marketing efforts to ALFs and residents, we have achieved a resident adoption rate of 88% at ALFs we serve as of December 31, 2024. We believe our success in increasing resident adoption is one of our key strengths.

Ongoing geographic expansion.

For both our acquisition program and our greenfield initiatives, we focus on expanding our market share and increasing profitability through strategic evaluation and implementation of opportunities to acquire and build out new pharmacies in existing and underserved markets.

Our geographic expansion to date has relied on a two-pronged business development strategy comprised of (1) finding qualified local pharmacy operators to partner with and (2) growing with our existing pharmacy operators into new markets. Once we have identified a new partner, we seek to either acquire their pharmacy or develop a startup pharmacy with them. In addition, we seek to grow into new markets with our existing pharmacy partners through acquisitions or startups.

The following graphic illustrates how our network of 51 pharmacies has come together through our growth strategy.

Additionally, we have a robust M&A function with a demonstrated track record of both successful identification of integration of superior qualified pharmacies that are compatible with our platform. Specifically, we seek to partner with pharmacies that are customer-focused, are located in attractive markets (including those close to our large, multi-location ALF accounts) and are led by skilled clinical operators with a growth mindset. Following acquisition, we embark on a standardized multi-year integration process that begins with centralizing pharmacy operations and ultimately transforms core functions and sets the foundation for superior growth and profitability.

Upon acquisition, we are typically able to significantly enhance the profitability and margin of the acquired pharmacy by implementing our IT services and leveraging our purchasing, revenue cycle management and national sales capabilities. These synergies are often substantially realized over a 36-month period from acquisition and represent a substantial opportunity for us and our acquired pharmacy partners.

In the future, we anticipate that we will structure our acquisitions and greenfield start-ups in a manner similar to our business development strategy prior to this offering. Prior owners of the pharmacies we acquire and the local pharmacy operators we partner with to open greenfield start-up pharmacies will hold minority equity interests in these businesses. A portion of the consideration in an acquisition of an existing pharmacy may be paid in shares of our Class B common stock. Further, employees of the pharmacies may be issued incentive equity interests in that pharmacy. After a period of time sufficient to allow the subsidiary pharmacy to adopt our operating practices and integrate within our business, we would expect to purchase those minority equity interests. Upon such purchases, these pharmacies would become our wholly-owned subsidiaries. In each case, the purchase price for the buyout would be formula-based and we expect that such buyout would be within three to five years after the initial acquisition or greenfield start-up. We also expect that a portion of the consideration for such purchases would be paid in shares of our Class B common stock.

We believe our business development model provides us with a material advantage in attracting and completing acquisitions, particularly when pharmacy owners have multiple competitive sale alternatives. Our post-closing minority ownership structure and the autonomy that comes with our local management model promote continued seller participation in the growth of the business in a meaningful way. We believe the same holds true in our greenfield start-up pharmacy initiatives. The structure incentivizes our new pharmacy operators, and the subsidiary pharmacy’s employees to whom subsidiary equity is issued, to promote the subsidiary’s growth and adoption of our proven operating strategies as we complete full integration and ownership of the pharmacy. By empowering local management, we believe this structure also fosters entrepreneurial practices consistent with those that have contributed to our successful organic growth.

Of our 39 pharmacies that have been operating for at least four years, and based on NIC MAP prescription volume data, 32 Guardian pharmacies have achieved market share leadership in the MSAs that they serve, 35 have achieved a 20% or greater ALF/MC market share, and 13 have achieved a 30% or greater ALF/MC market share. In addition, we believe we currently have in excess of 10% ALF/MC market share in 24 states and in excess of 25% ALF/MC market share in 11 states. We believe our growth strategy and operational focus position us to capture additional market share and believe that our total addressable market gives us the opportunity for significant further growth.

Our Experienced Management Team

We have an exceptional leadership team, both at the corporate and local levels, with a proven history of industry leadership and operational excellence.

•

Highly experienced and entrepreneurial executive leadership. We are led by highly experienced and entrepreneurial executive officers, each of whom has more than 30 years of experience founding and leading successful companies in the pharmacy industry. Prior to our inception, Fred Burke, our President and Chief Executive Officer, David Morris, our Executive Vice President and Chief Financial Officer, and Kendall Forbes, our Executive Vice President of Sales & Operations, began working together in 1993 on a previous pharmacy venture that was acquired by Bindley Western in 1999.

•

Experienced local pharmacy leadership teams. We have strong management teams in place at the local level, with the majority of local pharmacy presidents having been in their positions for over a decade. The importance and strength of our local leadership was highlighted during the COVID-19 pandemic as local management teams were empowered to make decisions in real-time that were specific to the evolving pandemic-driven conditions and regulations in their markets, in order to maintain our high service levels for our customers and residents.

•

Strong corporate support group. We are supported by a team of more than 120 corporate employees who collectively bring deep experience in relevant areas such as technology, pharmacy operations, supply chain, data analytics, legal, regulatory/compliance, revenue cycle management and network contracting, purchasing, sales and marketing, real estate, human resources, leadership development and finance.

•

Support from a sophisticated group of investors. We have been supported by Bindley Capital Partners, LLC, a private investment firm led by William Bindley, who serves as our Chairman of the Board and has provided significant strategic leadership. Mr. Bindley, a pioneer in the healthcare services industry, was the founder, chairman and chief executive officer of Bindley Western, a pharmaceutical distribution and services company acquired by Cardinal Health, Inc. for $2.1 billion in 2001. He also served as an executive and the chairman of Priority Healthcare Corporation, a specialty pharmacy services company that was spun-off from Bindley Western in 1998 and acquired by Express Scripts, Inc. for $1.3 billion in 2005. In addition, Cardinal Equity Partners, along with Fred Burke, David Morris and Kendall Forbes, have made significant capital investments in Guardian. Collectively, this group of investors has extensive experience and expertise in the healthcare services industry.

Servicing New Areas of Care

We believe our investments in human capital, technology, and services capabilities position us to continue to pursue rapid innovation and potentially expand our business as a health care service provider in the post-acute care sector. While to date we have primarily focused on serving the LTCF markets, we recognize the continued evolution of healthcare delivery in which alternate sites of care are increasingly relevant. For example, we believe that our core capabilities and value proposition is applicable to the large and expanding IDD, hospice and PACE end markets. We have test initiatives ongoing in these adjacent markets. Such initiatives are in the nascent stages and have generated only immaterial revenues to date.

Customers

Our customers are LTCFs and their residents. For the year ended December 31, 2024, we provided pharmacy services to approximately 186,000 residents in approximately 7,000 LTCFs across 38 states. We have established relationships with both local and large multi-facility LTCF operators, and we are generally the primary source of pharmaceuticals for the residents of the facilities we serve.

Our customers depend on pharmacies like ours to provide the necessary pharmacy products and services and to play an integral role in monitoring resident medication regimens and safety. We dispense pharmaceuticals in resident-specific packaging in accordance with physician instructions.

No single customer comprised more than 10% of our consolidated revenues in the last five fiscal years.

Customer Relationships

Our relationships with SNFs are memorialized in written agreements between Guardian and the owner of the respective facility. These contracts generally range from one to three years in duration and typically renew automatically for subsequent renewal terms. The SNF contracts can be terminated by either party generally upon 60 days’ notice. Similarly, our relationships with ALFs and BHFs are generally memorialized in written agreements between Guardian and the owner of the respective community that designate Guardian as the “preferred provider” of that community owner. Unlike a SNF contract where virtually all of the residents in the skilled facility would be served by us, the ALF and BHF contract does not automatically grant us the right to serve those residents. Instead, our sales team must still market our pharmacy services to the individual residents in that community, each of whom has the right of choice to their pharmacy provider. These contracts generally range from one to three years in duration and typically renew automatically for subsequent renewal terms. These contracts can be terminated by either party generally upon 30 days’ notice. Most LTCF contracts specify certain facility-wide services that we may provide for a fee, including EMAR support, consulting services and training. These contracts all generally have similar provisions surrounding compliance with Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) obligations upon termination, limitation of liability and other standard contractual terms.

Payor Mix and Reimbursement

We derive revenues from multiple government and commercial payor sources, which we believe have a generally stable reimbursement profile. In particular, for the year ended December 31, 2024, approximately 70% of our revenue was derived from Medicare Part D. CMS mandates 10 rules and service capabilities to qualify for participation as a Part D NLTCP provider, as differentiated from traditional Part D and commercial reimbursement. These required capabilities involve extended drug control and distribution systems that include items such short-cycle dispensing, compliance packaging, 24/7 support and delivery, medication regimen review, maintaining a comprehensive inventory of Part D drugs, maintaining emergency kits and retrospective billing for patient copays and coverage gaps, known as the “donut hole.” CMS designates an institutional level of care as a “distinct pharmacy setting” and requires payors to compensate designated long-term care pharmacies for the specific services they are required to provide LTCF residents. In addition, CMS requires that payors maintain network adequacy to serve LTCF residents. We believe Medicare Part D payors recognize the value that LTCF pharmacies like Guardian provide, including helping to ensure that residents adhere to the right drug regimens, which helps improve clinical outcomes and reduce the overall cost of care. We believe that, consequently, Medicare Part D plans generally offer more favorable and stable contract terms for LTCF pharmacies relative to commercial plans that are offered to retail pharmacies.

Set forth below are our revenues by payor for the year ended December 31, 2024.

Revenue by Payor

1% Ancillary
Commercial
6%
OTC
6%
Med A
7%
10%
Medicaid
70%
Med D

Suppliers, Inventory, and Supplier and Manufacturer Rebates

We believe our purchasing scale creates a cost advantage over smaller competitors within our industry. Historically, we have purchased most of the brand name and generic pharmaceuticals we dispense from wholesale distributors with whom we have prime vendor agreements at discounted prices based on contracts negotiated by us directly; and in some cases, based upon prices accessed through group purchasing organization contracts. Our primary wholesale distributor relationships currently include Cardinal Health, Inc., McKesson

Corporation, Smith Drug Company, and Morris and Dickson Co. L.L.C., in addition to various generic drug manufacturers. Additionally, we purchase some generic pharmaceuticals directly from their manufacturers. We have a longstanding relationship with a third-party logistics provider, Excel Inc. d/b/a DHL Supply Chain (USA), which stores drugs we purchase directly from manufacturers in its warehouse before they are distributed to our pharmacies as necessary. We seek to maintain an on-site inventory of pharmaceuticals and supplies at our local pharmacies to ensure prompt delivery to the facilities we serve.

Guardian receives a modest amount of rebates from pharmaceutical manufacturers and distributors of pharmaceutical products associated with dispensing their products. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary.

Government Regulation

Our pharmacies and the LTCFs we serve are subject to numerous federal, state and local regulations. These regulations encompass many areas, including licensing requirements, quality control, drug dispensing, day-to-day operations and reimbursement, and in many cases apply differently depending on the type of LTCF in question. ALFs offer assisted living services for people who need help with daily care. These services may include access to prepared meals, assistance with personal care, drug administration, housekeeping, laundry, and social and recreational activities. SNFs, which are licensed healthcare residences for individuals who require a higher level of medical care than can be provided in an ALF, provide medical care—including drug administration and rehabilitation services such as physical, occupational, and speech therapy—through registered nurses, licensed practical nurses, and certified nurse’s assistants. Consequently, SNFs are heavily regulated by the federal government and by certain state governments. BHFs provide medical and personal care to residents with complex medical needs, including those with intellectual and developmental disabilities. We regularly monitor and assess the impact on our operations of new or proposed regulations and changes in the interpretation or application of existing regulations. As a pharmacy provider for LTCFs, we focus our attention on both regulations applicable to our pharmacy business as well as regulations that pertain to the institutions we serve.

Regulations That Affect Guardian Directly

Licensure

Operation of a pharmacy within a state requires licensure by the respective state’s board of pharmacy. As of December 31, 2024, we had pharmacy licenses for each pharmacy we operate, and to our knowledge, all issued licenses remain valid and in good standing. In addition, states regulate out-of-state pharmacies that fill prescriptions for in-state patients (including residents). Where applicable, our pharmacies hold the requisite licenses to deliver to out-of-state patients (including residents). Our pharmacies are also registered with the appropriate state and federal authorities, such as the U.S. Drug Enforcement Administration (the “DEA”), pursuant to statutes governing the regulation of controlled substances.

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs

In November 2013, the federal government enacted the Drug Quality and Security Act (“DQSA”), which, in pertinent part, was designed to facilitate drug tracing throughout the pharmaceutical supply chain. Specifically, Title II of the DQSA, the Drug Supply Chain Security Act (“DSCSA”) requires us and other supply chain stakeholders to participate in an electronic, secure interoperable system, that will identify and trace certain prescription drug products as they are distributed within the United States. The DSCSA established federal standards with which pharmacies must comply that require drugs to be labeled and tracked at the package level. These standards preempt state and local requirements related to tracing drugs through the distribution system. The full product tracing requirements of the DSCSA are subject to exemptions slated to phase out in 2025. We are subject to certain requirements of the DSCSA that have already taken effect, such as: product tracing requirements for dispensers of prescription drugs, including receipt, storage, and provision of transaction information, history, and statement; and obligations to implement systems to identify potential “suspect” or “illegitimate” products.

In addition, under the Comprehensive Drug Abuse Prevention and Control Act of 1970, as a dispenser of controlled substances, we must register with the DEA, file reports of inventories and transactions and provide adequate security measures. In addition, we are required to comply with all the relevant requirements of the Controlled Substances Act for the transfer and shipment of pharmaceuticals.

Supply chain laws and regulations such as the DQSA and DSCSA could increase the overall regulatory burden and costs associated with our dispensing business. Although we believe we are in compliance with applicable federal and state regulations currently in effect, these regulations may be interpreted or applied in the future in a manner inconsistent with our business practices, which could adversely affect our results of operations, cash flows, and financial condition.

The DEA, the U.S. Food and Drug Administration (the “FDA”), and various state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We have received all necessary regulatory approvals and believe that our pharmacy operations are in substantial compliance with applicable federal and state dispensing requirements. Any changes to the current regulatory and legal paradigm could increase the overall regulatory burden and costs associated with our business.

CMS Regulations Affecting Guardian’s Provision of Pharmacy Services for Certain LTCF Customers

We are subject to a rule issued by CMS and set forth in 81 Fed. Reg. 68,688, entitled “Medicare and Medicaid Programs, Reform of Requirements for Long-Term Care Facilities,” that, among other things, revised the requirements for LTCF participation in the Medicare and Medicaid programs. The rule imposes several requirements that are specific to our pharmacy services business within certain LTCFs (e.g., pharmacist review of medical records and reporting of irregularities) and also imposes certain requirements upon LTCFs themselves, which are more fully described in “Government Regulation—Regulations That Affect Our Customers” below.

Laws Affecting Referrals and Business Practices

We are subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients (including residents) to, or the recommendation of, a particular product and/or service.

For example, the federal Anti-Kickback Statute (“AKS”), set forth in 42 U.S.C. § 1320a-7b(b), prohibits knowingly or willfully soliciting, receiving, offering or paying remuneration “including any kickback, bribe or rebate” directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare, Medicaid or other Federal Health Care Program (as that term is defined in 42 U.S.C. § 1320a-7b(f)).

The Office of Inspector General (the “OIG”) has enacted safe harbor regulations that outline practices that, although they potentially may implicate the AKS, are not treated as offenses under the AKS. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the AKS but may subject the arrangement to greater scrutiny by the government. In addition, the OIG issues a variety of guidance including Special Fraud Alerts, Special Advisory Bulletins, Advisory Opinions, and other compliance guidance documents to assist healthcare providers with complying with the AKS. This guidance does not have the force of law, but rather identifies specific facts of arrangements that may pose risk of potentially violating the AKS or other federal healthcare laws. While we believe our practices comply with the AKS, we cannot assure our practices, to the extent they are deemed outside of a safe harbor protection, will not be found to potentially violate the AKS.

Other federal laws and state equivalents authorize the imposition of penalties, including criminal and civil fines, damages, and exclusion from participation in Medicare, Medicaid and other Federal Health Care Programs for false claims, improper billing and other offenses. These laws include but are not limited to the federal False Claims Act, set forth in 31 U.S.C. §§ 3729 et seq. under which private parties have the right to bring a qui tam, also known as a whistleblower complaint, against companies that submit or cause to be submitted false claims for payments to the government. From time to time we are subject to whistleblower complaints. Changes to the False Claims Act and court decisions may make whistleblower or qui tam litigation more common. Additionally, the Administrative False Claims Act (AFCA), recently amending the Program Fraud Civil Remedies Act of 1986 (PFCRA), notably increases potential recovery for the government from $150,000 to $1 million, as adjusted, via an administrative process and can cover false statements even in the absence of a claim for payment. This may incentivize agencies to pursue and settle allegations of administrative false claims outside the federal judicial process.

In addition to federal law, many states have enacted statutes similar to the AKS and the False Claims Act. Violations of these laws may result in fines, imprisonment, denial of payment for services and exclusion from the Medicare and Medicaid programs and other state-funded programs.

Laws Affecting Interactions with Patients / Beneficiaries

Federal laws also impact how healthcare entities may interact with patients, including residents. The federal Civil Monetary Penalty Law (the “CMP Law”), as set forth in 42 U.S.C. § 1320a-7a, prohibits, among other things, offering or providing remuneration to Medicare and Medicaid beneficiaries that the person providing the remuneration knows or should know is likely to influence the beneficiaries to order or receive healthcare items or services from a particular provider, practitioner, or supplier of healthcare items or services. Similar to the federal AKS, the OIG promulgates regulations that affect the scope of the CMP Law. Some of the amendments to the CMP Law may impact our business, such as allowing certain statutory exceptions to the definition of “remuneration” to exclude certain remuneration that poses a low risk of harm and promotes access to care for patients (including residents) and certain remuneration to financially needy individuals. In 2020, the OIG published a final rule, set forth in 85 Fed. Reg. 77,684, that provides additional protections to inducements offered to patients for patient engagement and support arrangements to improve quality of care, health outcomes, and efficiency.

The CMP Law, as well as similar state laws, impact how we may interact with LTCFs and residents and thus the operation of our business. We must monitor carefully the services we provide to LTCFs and the consideration received for these services to avoid allegations that we are inappropriately encouraging referrals of or services to residents.

Investigations and Audits

In the ordinary course of business, we may from time to time be subject to inquiries, investigations and audits by federal and state agencies, as well as by pharmacy benefit managers (“PBMs”), that oversee applicable healthcare program participation, pharmacy operations and payment regulations. In this industry generally, federal and state governmental agencies conduct survey, audit and enforcement efforts resulting in a significant number of inspections, citations for regulatory deficiencies and other administrative sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, suspensions of Medicare and Medicaid payments, and monetary penalties or other types of fines, penalties and orders. If imposed, such sanctions could have a material adverse effect on our financial condition, results of operation and liquidity.

We believe our contract arrangements with healthcare providers and our pharmaceutical suppliers, as well as our pharmacy practices and operations, are in substantial compliance with applicable federal and state laws. These laws may, however, be interpreted in the future in a manner inconsistent with our interpretation and application which could then expose us to sanctions, fines and penalties.

Other State Laws Affecting Access to Services

Certain states have a “freedom of choice” requirement as part of their state Medicaid programs or in separate legislation that enable a patient (or resident) to select his/her provider. These laws may prevent a LTCF from requiring its residents to purchase pharmacy services or supplies from particular providers that have a supplier relationship with the LTCF. Such “freedom of choice” requirements may increase the competition we face in providing services to LTCF residents.

HIPAA

Pursuant to HIPAA, the Department of Health and Human Services (“HHS”) adopted national standards for electronic healthcare transactions and code sets, unique health identifiers, and privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets require standard formatting for healthcare providers, like us, that submit claims electronically.

The HIPAA privacy regulations apply to protected health information (“PHI”), which is individually identifiable health information that relates to an individual’s past, present or future physical or mental health, the provision of healthcare to an individual, or the past, present or future payment for the provision of healthcare to an individual. The Privacy Rule under HIPAA limits the use and disclosure of PHI, and HIPAA provides for the imposition of civil or criminal penalties if PHI is improperly used or disclosed.

HIPAA’s Security Rule requires appropriate administrative, physical and technical safeguards to protect the confidentiality, integrity, and security of electronic PHI (“e-PHI”). In practice, the Security Rule requires us to facilitate ensuring the confidentiality, integrity and availability of all e-PHI we create, receive, maintain or transmit, including protecting against unauthorized use or disclosure of e-PHI.

In addition to HIPAA, we may be subject to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which may furnish greater privacy protection for individuals than HIPAA.

Our operations involve PHI, and the nature of our operations is complex. Although we believe that our contract arrangements with health plan payors and providers and our business practices are in compliance with applicable federal and state privacy and security laws, the requirements of these laws, including HIPAA, are complicated and are subject to interpretation and modification. Failure to comply with HIPAA or state equivalent laws could subject us to loss of customers, denial of the right to conduct business, civil damages, fines, criminal penalties and other enforcement actions.

The Health Information Technology for Economic and Clinical Health Act (“HITECH”) was enacted as part of the American Recovery and Reinvestment Act of 2009, changed several aspects of HIPAA including, without limitation, the following: (i) imposing certain liability on business associates of covered entities, for example, with respect to impermissible uses and disclosures of PHI and Security Rule obligations; (ii) requires a data breach notification in the event of certain unauthorized uses or disclosures of unsecured PHI; (iii) allows individuals to obtain their PHI in electronic format if the provider has implemented an electronic health record system; (iv) requires HHS to conduct periodic audits of covered entities and business associates; and (v) strengthens enforcement activities and increases penalties. Due to our operations involving PHI, the changes under HITECH, especially the increased enforcement, routine audits, and breach notification obligations may affect our business operations should there be deemed a potential violation of HIPAA and/or HITECH.

Environmental, Health and Safety Matters

Our facilities are subject to certain federal, state, and local environmental, health and safety statutes, regulations and ordinances and implementing guidance. As discussed under Investigations and Audits above, multiple governmental agencies have regulatory enforcement power over environmental, health and safety matters at our facilities, including inspection, auditing and administrative, and civil and criminal enforcement authority. While environmental laws govern water, air, waste and other media, regulations applicable to our facilities primarily concern management of waste materials (including waste product and equipment cleaning materials) and unused pharmaceuticals and other products generated or otherwise managed in the course of routine business operations. For example, in certain instances where we receive returned, unused medications, regulations require that we properly dispose of these materials when they become waste, which can trigger complex waste management requirements. In operating our facilities, historically we have not encountered any material difficulties effecting compliance with applicable environmental, health and safety laws. While we cannot predict the effect that any future legislation, regulations or interpretations may have upon our operations, we do not anticipate that any pending changes regarding environmental, health and safety laws would have a material adverse impact on us.

Regulations to which Guardian is Subject from Health Plan Payors

Medicare, as set forth in the Social Security Act Section XVIII, is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and to certain disabled persons. Medicaid, as set forth in the Social Security Act Section XIX, is a medical assistance program administered by each state that provides healthcare benefits to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are numerous areas subject to administrative rulings, interpretations, and discretion that may affect reimbursement under Medicare and Medicaid.

We receive reimbursement for the drugs we dispense and our related services from our customer institutional healthcare providers, government reimbursement programs, such as Medicare and Medicaid, and other non-government sources, such as commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers.

Medicare

The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, in-patient hospital, SNFs, certain home healthcare services, and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services, durable medical equipment, and certain other types of items and healthcare services; (iii) Medicare Part C, also known as Medicare Advantage, which is a managed care option for beneficiaries who are enrolled in Medicare Part A and Medicare Part B; and (iv) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

Part A

The Balanced Budget Act of 1997 mandated the Prospective Payment System (“PPS”) for Medicare-eligible enrolled residents in SNFs. Under PPS, Medicare pays SNFs a per diem rate per patient for extended care services to patients, covering substantially all items and services furnished during such enrollee’s stay, including routine, ancillary, and capital-related. Such services and items include certain pharmacy services and prescription drugs.

In July 2018, CMS announced the Skilled Nursing Facility Prospective Payment System (“SNF PPS”) final rule, which became effective October 1, 2019. This rule finalized the implementation of the Patient Driven Payment Model (“PDPM”), a case-mix classification system for classifying SNF residents in a Medicare Part A covered stay into payment groups under the SNF PPS. The PDPM replaced the prior case-mix classification system, shifting the focus to value-based care and bases reimbursement on clinical complexity and the resident’s conditions and care needs. Specifically, to account more accurately for the variability in patient (or resident) costs over the course of a stay, under PDPM, an adjustment factor is applied (for certain components) and changes the per diem rate over the course of the stay.

In July 2024, CMS issued the Fiscal Year 2025 Skilled Nursing Facility Prospective Payment System Final Rule, which finalized, among other things, changes to the PDPM International Classification of Diseases 10th Revision (ICD-10) code mappings to facilitate more accurate, consistent, and appropriate primary diagnoses codes. This final rule also updated SNF payment policies (which is projected to result in an increase in Part A payments to SNFs in fiscal year 2025); changed CMS’ enforcement policies to expand the type of CMPs that can be imposed; added and amended social determinants of health; and adopted several operational and administrative proposals for SNF Value Based Purchasing Programs. In October 2024, CMS also introduced more complex updates to SNF disclosures regarding ownership and management information.

We continue to bill SNFs based upon a negotiated fee schedule and are paid based on contractual relationships with the SNFs. We do not receive direct payment from Medicare for residents covered under the Medicare Part A benefit.

Part B

Medicare Part B provides coverage for durable medical equipment prosthetics, orthotics, and supplies (“DME” or “DMEPOS”), certain classes of prescription drugs, and certain preventive health services such as the influenza vaccine, among other things. Common examples of DME include nebulizers, infusion pumps, and diabetic test strips. Prescription drugs covered under Medicare Part B include immunosuppressive drugs, oral anti-emetic drugs, oral anti-cancer drugs, and drugs self-administered through any piece of DME (e.g., respiratory or inhalation drugs administered via nebulizer or drugs administered with a Medicare-covered infusion pump).

A DMEPOS supplier typically must obtain DMEPOS accreditation to enroll and bill directly under Medicare Part B. Guardian pharmacies supply DME products and thus are enrolled in Part B to do so. Some Guardian pharmacies are also accredited under Part B DMEPOS to dispense DME supplies. Additionally, all Guardian pharmacies are enrolled in Part B as a mass immunizer to administer and receive reimbursement for administering the influenza vaccine.

Changes Impacting Part B DME Infusion Drugs

The 21st Century Cures Act (the “Cures Act”), enacted in December 2016, among other things implemented Average Sales Price pricing for Part B DME infusion drugs in January 2017. The Medicare home infusion therapy (“HIT”) benefit is for coverage of home infusion therapy-associated professional services for certain drugs and biologicals administered intravenously, or subcutaneously through a pump that is an item of DME. The HIT benefit became permanently effective on January 1, 2021. In November 2020, CMS issued a final rule, which summarized the HIT benefit policies that were previously codified in an October 2019 final rule, and finalized the exclusion of home infusion therapy services from coverage under the Medicare home health benefit, as required by the Cures Act. In particular, this November 2020 final rule confirmed that “home infusion drugs” are defined as “parenteral drugs and biologicals administered intravenously, or subcutaneously for an administration period of 15 minutes or more, in the home of an individual through a pump that is an item of DME covered under the Medicare Part B DME benefit.” Such term does not include insulin pump systems or self-administered drugs or biologicals on a self-administered drug exclusion list.

Part D

Medicare Part D provides coverage for most outpatient prescription drugs that are FDA-approved and for which coverage is not otherwise available under Medicare Part A or Part B. Under Medicare Part D, beneficiaries who have Medicare Part A or Medicare Part B may enroll in prescription drug plans offered by private commercial insurers who contract with CMS, including stand-alone prescription drug plans and Medicare Advantage plans with prescription drug coverage (collectively, “Part D Plans”). Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan and have to pay cost-sharing amounts, with amounts varying from one Part D Plan to another. CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries.

Most Part D Plans have a list of covered drugs, called a formulary. Part D Plan formularies must include drug categories and classes that cover disease states consistent with Part D program requirements, and Part D Plans generally must cover at least two drugs per category. CMS reviews the formularies of Part D Plans and requires these formularies to include the types of drugs most commonly used by Medicare beneficiaries, as well as those enrollees who reside in long-term care facilities. For example, it is CMS’s expectation that Part D Plans provide coverage of dosage forms of drugs that are widely utilized in the long-term care setting. Dually-eligible residents in nursing centers may be entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary or an exception to the Part D Plan’s formulary is granted. We obtain reimbursement for drugs we provide to enrollees of the given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan.

Medicare Part D does not alter federal reimbursement for residents of nursing centers whose stay at the nursing center is covered under Medicare Part A. Accordingly, Medicare’s per diem payments to nursing centers may include a portion attributable to the expected cost of drugs provided to such residents. We will, therefore, continue to receive reimbursement for drugs provided to such residents from the nursing center in accordance with the terms of our agreements with each nursing center.

Medicare Part B and D Changes

In 2018 and 2019, CMS issued final rules regarding Part D prescriber enrollment in Medicare and required rejection of claims from prescribers on a “preclusion list” when prescribing Part D drugs. The preclusion list consists of certain individuals and entities that are currently revoked from the Medicare program under 42 C.F.R. § 424.535 and are under an active reenrollment bar, or have engaged in behavior for which CMS could have revoked the individual or entity to the extent applicable if they had been enrolled in Medicare, and CMS determines that the underlying conduct that led, or would have led, to the revocation is detrimental to the best interests of the Medicare program. CMS made further revisions to the Part D preclusion list regulations—relating to the appeals process for individuals and entities on the preclusion list, claim denials and beneficiary notifications, and beneficiary appeals.

In 2021, CMS issued another final rule regarding Part D that aimed to add transparency to the Part D program, lowering prescription drug prices. As such, this final rule requires Part D plans to offer a real-time benefit comparison tool, so that enrollees can obtain information about lower-cost alternative therapies under their prescription drug benefit plan.

In August 2022, Congress passed the Inflation Reduction Act, which, among other provisions, introduced significant drug pricing reforms aimed to reduce federal government and beneficiary spending for Medicare Part B and Part D drugs. Key provisions in this legislation include limited authority for regulators to negotiate prices for certain Medicare drugs, caps on beneficiary cost share and maximum out-of-pocket spending, and rebates on manufacturers where drug prices exceed inflation. CMS released initial guidance related to the implementation of this program, and has since entered two rounds of the Medicare Drug Price Negotiation Program, selecting drugs covered under Medicare Part D with negotiated prices to go into effect in January 2026 and January 2027.

In December 2023, CMS issued the “Medicare Part D Drug Inflation Rebates Paid by Manufacturers: Revised Guidance” revising initial guidance issued in February 2023, with respect to identification of Part D rebatable drugs and exclusions, calculation of the Part D inflation rebate amount, ensuring integrity of inflation rebates, enforcement of rebate amount payments by manufacturers, and adding example formulas to illustrate how CMS will calculate Part D drug inflation rebate amounts.

In November and December of 2024, CMS issued additional final rules relating to Part B and Part D. Under these final rules, CMS will begin invoicing drug companies in 2025 for Part B and Part D inflation rebates owed for applicable time periods, and establishing a process to impose civil monetary penalties on manufacturers that fail to pay such rebates by applicable deadlines. Further, for the first time, in 2025 all Part D plans are required to offer enrollees the option to pay out-of-pocket prescription drug costs in the form of capped monthly installment payments. Additionally, for Part D manufacturers, the Coverage Gap Discount Program ended in 2024 and discounts on certain applicable Part D drugs will be available under the Manufacturer Discount Program in 2025. Under the Manufacturer Discount Program, participating manufacturers will be required to provide certain discounts on applicable drugs in certain phases of the Part D benefits.

Rebates

Guardian receives a modest amount of rebates from pharmaceutical manufacturers and distributors of pharmaceutical products associated with dispensing their products. CMS appears to continue to question whether institutional pharmacies should be permitted to receive these access/performance rebates from manufacturers with respect to prescriptions covered under Medicare Part D, but has not prohibited the receipt of such rebates.

Medicaid

The reimbursement rate for pharmacy services under Medicaid is determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, most state Medicaid programs provide for the payment of certain pharmacy services, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that a state plan must meet, including requirements related to eligibility, coverage for services, payment, and admissions. For residents that are eligible for Medicaid only, and are not dually eligible for Medicare and Medicaid, we bill the individual state Medicaid program or in certain circumstances the state’s designated managed care or other similar organizations for covered prescription drugs.

Federal regulations and the regulations of certain states establish federal “upper limits” for reimbursement of certain prescription drugs under Medicaid (these upper limits being the “FUL”). The Patient Protection and Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (combined we refer to both Acts as the “Affordable Care Act”), enacted in March 2010, provided for the gradual modification to the calculation of the FUL for drug prices and the definition of Average Manufacturer’s Price (“AMP”).

Specifically, the Affordable Care Act and CMS’s Covered Outpatient Drugs final rule, published at 81 Fed. Reg. 5,170, changed the definition of the FUL by requiring certain calculations of the FUL considering the AMP. CMS updates the FULs on a monthly basis and the FULs become effective on the first date of the month following their publication. States have thirty (30) days after the effective date of the monthly updates to implement the new FULs.

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the Affordable Care Act continued the current statutory exclusion of prompt pay discounts offered to wholesalers and added three other exclusions to the AMP definition: (i) bona fide services fees; (ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and (iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy.

The Covered Outpatient Drugs final rule also changed how states reimburse pharmacies. The final rule required states to pay pharmacies based on the actual acquisition cost of the drug, as opposed to the estimated acquisition cost. Moreover, it required states to consider the sufficiency of both the ingredient cost reimbursement and dispensing fee reimbursement when proposing changes to either of these components of reimbursement for Medicaid covered drugs.

Over the last several years, state Medicaid programs have undertaken efforts to control prescription drug costs and have seemingly aimed to lower reimbursement through a variety of mechanisms.

Regulations That Affect Our Customers

As previously noted, the LTCFs we serve are subject to numerous federal, state and local regulations.

Specifically, most LTCFs are required to be licensed in the states in which they operate. In addition, for SNFs and other LTCFs serving Medicaid or Medicare residents, such facilities must be certified to be in compliance with applicable requirements for participation set forth in 42 C.F.R. Part 483 (subpart B). Certain customer LTCFs may also be subject to the Nursing Home Reform Act, part of the Omnibus Budget Reconciliation Act of 1987, as amended, which imposes strict compliance standards relating to quality of care for facility operations, including increased documentation and reporting requirements, unannounced surveys and related enforcement processes, and residents’ bill of rights.

In the final rule, set forth in 81 Fed. Reg. 68,688 and entitled “Medicare and Medicaid Programs, Reform of Requirements for Long-Term Care Facilities,” referenced previously in this Annual Report on Form 10-K (see Government Regulation—Regulations That Affect Guardian Directly—CMS Regulations Affecting Guardian’s Provision of Pharmacy Services for Certain LTCF Customers), LTCFs participating in the Medicare and Medicaid programs must develop and maintain policies and procedures, including to address the steps the pharmacist must take when the pharmacist identifies an irregularity that requires urgent action. Moreover, LTCFs must have an effective quality assurance and performance improvement program, person-centered care planning, an infection preventionist, a compliance and ethics program, a means to call for staff assistance from the bedside, and effective staff training, among other requirements. Finally, LTCFs must focus on reducing or eliminating the inappropriate use of psychotropic drugs. In May 2024, CMS published a final rule, set forth in 89 Fed. Reg. 40,876 entitled “Medicare and Medicaid Programs; Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting” requiring certain minimum nurse staffing requirements. In a similar effort to elevate LTCF care standards, in November 2024, CMS issued the Revised Long-Term Care Surveyor Guidance implementing revisions aimed at enhancing quality and oversight of the LTCF survey process. This guidance includes revisions relating to, without limitation, admission, transfer and discharge, quality assurance performance improvement, and infection prevention and control.

Our LTCF customers may also be directly subject to many of the laws and regulations to which Guardian is subject, as described in detail earlier in this Annual Report on Form 10-K (see Government Regulation—Regulations That Affect Guardian Directly and Government Regulation—Regulations to which Guardian is Subject from Health Plan Payors). For example, our LTCF customers may be subject to laws affecting referrals and business practices, such as the AKS, and laws affecting interactions with residents and beneficiaries, such as the CMP Law. Our LTCF customers may from time to time be subject to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and LTCF operations. LTCF customers may also have direct obligations under HIPAA. Finally, LTCF residents may be covered by (and LTCF customers may receive reimbursement for services provided to residents under) Medicare Part A, Part B and Part D Plans, Medicaid, commercial insurance, and other private health plan payors (including managed care).

Human Capital Management

Our success is directly linked to the commitment, engagement and performance of its employees. It is important that we not only attract and retain the best and brightest diverse talent, but also ensure they remain engaged and can thrive in an environment that is committed to helping them grow, succeed and contribute directly to achieving our purpose. We embrace equal opportunity in our workforce and are committed to building a team that represents a variety of backgrounds, perspectives and skills. The more inclusive we are, the better our work will be.

As of December 31, 2024, we employed approximately 3,400 persons, all of whom are located within the United States. Our workforce includes over 500 pharmacists and over 80 nurses, in addition to more than 120 employees who work in the Atlanta office to support our local pharmacies nationwide.

We consider the intellectual capital of our employees to be an essential driver of our business and key to future prospects. To attract and retain a high-quality, experienced workforce, we offer a competitive mix of compensation and insurance benefits for our employees, as well as participation in equity programs for certain employees. We offer a wide range of health insurance benefits packages that are customizable to suit the individual needs of each member of our workforce, which is an important factor in our recruitment efforts. We are committed to helping our colleagues reach their full potential by rewarding both their performance and leadership skills and by providing opportunities for growth and development.

Full-time employees are eligible to participate in our medical, dental, vision, Health Savings Account, Flexible Spending Account, accident insurance, critical illness insurance, life insurance and disability plans. We offer employees a 401(k)-retirement plan with a company match. Finally, certain employees also participate in an annual bonus plan. None of our employees are represented by a labor union. We consider our employee relations to be good.

Intellectual Property

We use a number of trademarks and service marks. All of the principal trademarks and service marks used in the course of our business have been registered in the United States or are the subject of pending applications for registration. The Company’s registered trademarks are perpetual in duration.

We have various proprietary products, processes and other intellectual property that are used either to facilitate the conduct of our business or that are made available as products or services to the facilities we work with. We generally seek to protect such intellectual property through a combination of trade secret and patent laws and through confidentiality and other contractually imposed protections.

Although we believe that our products and processes do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

Competition

The business of providing pharmacy services to LTCF residents is highly competitive, and we face competition from multiple sources. There are national, regional and local institutional pharmacies, as well as and numerous local retail pharmacies, that provide pharmaceutical distribution services comparable to those that we offer. Many of these pharmacies have strong relationships with the LTCFs they serve and their residents. In addition, some of our competitors have greater financial resources than we do and may be more established in the markets they serve than we are, making our ability to compete more difficult. Some of our larger competitors have indicated that they plan to focus more on the ALF market, which could further increase the competition we face.

While we do not believe any single competitor offers a comparably robust, integrated pharmacy services solution, our primary competitors in the ALF and BHF space are large national providers including Omnicare, Inc. and PharMerica Corporation, in addition to local and regional pharmacies in each of our markets, including Remedi SeniorCare, PharmCareUSA and Polaris Pharmacy Services. We believe we are the market leader for providing pharmacy services to ALFs and BHFs. We believe we compete favorably in all areas, including SNFs, based on the following competitive factors:

•	the value and comprehensiveness of the pharmacy services solution we offer and the superior outcomes for residents and reduced health care costs for pharmacy benefit plans;

•	the strength of our business model, which focuses on local autonomy as opposed to a hub and spoke model;

•	the superiority of our data analytics capabilities;

•	the variety of clinical services we offer to improve the quality of care for residents at ALFs and BHFs; and

•	our significant investment in automation at each local pharmacy.

Sales and Marketing

We sell our services to LTCFs through each local pharmacy’s sales organization and, in many cases, we leverage our relationships with top national and regional LTCFs to establish relationships with residents. Our sales team has broad experience in the long-term care pharmacy services industry and with LTCF executives. The sales teams at each of our local pharmacies have their own structures that are tailored to their market and the LTCFs located therein and are responsible for identifying sales opportunities and managing the overall sales process.

We generate leads, accelerate sales opportunities, and build brand awareness through our marketing programs. Our marketing programs target LTCF executives, caregivers and residents. Our principal marketing programs include learning opportunities for residents, field marketing events, integrated marketing campaigns, lead generation and participation in industry events, trade shows, and conferences. We also benefit from the expansion of our large, multi-location LTCF accounts, as well as from the strength of our brand in local and regional markets.

Corporate and Available Information

Guardian was incorporated on November 16, 2021. Guardian was formed for the purposes of completing our initial public offering (“IPO”) and related corporate reorganization transactions in order to carry on as a publicly-traded entity the business of Guardian Pharmacy, LLC, which was formed on July 21, 2003.

We completed our IPO in September 2024 and our Class A common stock is listed on the NYSE under the symbol “GRDN”.

Our principal offices are located at 300 Galleria Parkway SE, Suite 800, Atlanta, Georgia 30339. Our telephone number is (404) 810-0089. We maintain a website at www.guardianpharmacy.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act will be available free of charge on our website, under the “Investors—Financials—SEC Filings” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We also make available through the Investors section of our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct & Ethics for Executive Officers and Directors, Corporate Governance Guidelines and Board committee charters. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report that we file with, or furnish to, the SEC. The SEC also maintains a website (www.sec.gov) where you can view annual, quarterly and current reports, proxy and information statements and other information regarding us and other public companies.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K and the other documents that we file with the SEC from time to time, including our consolidated financial statements and related notes, before deciding whether to invest in our Class A common stock. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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

The COVID-19 pandemic negatively impacted LTCFs and harmed our business. Another similar public health crisis, outbreak of infectious disease or national emergency could also have a negative impact on our business.

The COVID-19 pandemic caused disruptions to our business and operational plans. Among other effects, the pandemic impacted our labor supply and marketing efforts. In addition, due to the older average age of LTCF residents and prevalence of chronic medical conditions affecting their demographics, LTCFs and their residents were disproportionately impacted by COVID-19, all of which resulted in a significant disruption in demand for senior living communities and a corresponding decrease in demand for our pharmacy services. We recognize that our business may continue to be susceptible to the impact of another public health crisis, outbreak of infectious disease or national emergency including, without limitation, a global pandemic on the scale of COVID-19, which adversely affected economies and financial markets worldwide, and adversely affected our business and financial condition. We could experience disruptions to our operations as a result of any such public health crisis, outbreak of infectious disease or national emergency, and our business and operations may be negatively impacted.

The impact of ongoing healthcare reform efforts on our business cannot accurately be predicted, and continuing government and private efforts to lower pharmaceutical costs, including by capping the prices for certain drugs and by limiting reimbursements, may adversely impact our profitability, results of operations and financial condition.

The healthcare industry in the United States is subject to fundamental changes due to ongoing federal and state healthcare reform efforts and related political, economic, and regulatory influences, including those from the recent change in presidential administration. Notably, the Affordable Care Act resulted in expanded healthcare coverage and has resulted in significant changes to the United States healthcare system. The Affordable Care Act outlines certain reductions for Medicare reimbursed services, which may affect skilled nursing, home health, hospice, and outpatient therapy services, as well as certain other changes to Medicare payment methodologies. In addition, there have been legislative initiatives with respect to pharmaceutical pricing practices, and we could be adversely affected by the impact of such legislation and the continuing efforts of government and private health plan payors to lower pharmaceutical costs. For example, the Inflation Reduction Act of 2022 contains several provisions that could have the effect of reducing the prices we can charge and the reimbursement we receive for the drugs we dispense, thereby reducing our profitability, and could adversely affect our financial condition and results of operations. These provisions include the establishment of a Medicare Drug Price Negotiation Program, which requires the government to negotiate and set a “maximum fair price” for select high-expenditure drugs covered under Medicare Part D (starting in 2026) and Part B (starting in 2028), and the implementation of changes to Medicare Part D benefits designed to limit patient out-of-pocket drug costs and shift program liabilities from patients to other stakeholders, including health plans, manufacturers and the government. These comprehensive healthcare reform efforts have resulted and will likely continue to result in extensive rulemaking and policy decisions by regulatory authorities, and applicable legislation and regulations may be altered, amended, repealed, or replaced. Moreover, there have been legal and political challenges to the Affordable Care Act and the Inflation Reduction Act since their passage and there may be future challenges. Additionally, the new presidential administration has signed numerous executive orders, including some overturning those of the prior administration aimed at researching alternative payment and delivery models to lower prescription drug costs. Therefore, it is difficult to predict the full impact of the Affordable Care Act, the Inflation Reduction Act, or other healthcare reform efforts, including new executive orders, due to the complexity of the law and implementing regulations, as well our inability to foresee how CMS and other participants in the healthcare industry will respond to the choices available to them under the law. The provisions of the legislation and other regulations implementing the Affordable Care Act, the Inflation Reduction Act, any amended or replacement legislation, or other healthcare reform efforts may increase our costs, materially and adversely affect our revenues and profitability, expose us to expanded liability, or require us to significantly alter the ways in which we conduct our business.

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

Over the long term, funding for federal and state healthcare programs may be impacted by the aging of the population, the growth in enrollees as eligibility is potentially expanded, the escalation in drug costs owing to higher drug utilization among seniors, the impact of the Medicare Part D benefit for seniors, the introduction of new, more efficacious but also more expensive medications and the long-term financing of the Medicare program. We are unable to predict the impact on our business of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs, including any stance the new presidential administration may take on such funding. Further, Medicare, Medicaid and private health plan payor rates for pharmaceutical products and supplies may change from current methodologies and present levels. Any future healthcare legislation or regulation impacting these reimbursement rates may materially and adversely affect our business.

If we fail to comply with Medicare and Medicaid regulations, we may be subjected to reduction in reimbursement, overpayment demands, or loss of eligibility to participate in these programs.

The Medicare and Medicaid programs are highly regulated. These programs are also subject to changes in regulations and guidance. If we fail to comply with applicable reimbursement laws and regulations, reimbursement under these programs and participation in these programs could be adversely affected. Federal or state governments may also impose other sanctions on us for failure to comply with the applicable reimbursement regulations, including but not limited to recovering an overpayment. Failure to comply with these or future laws and regulations could result in our inability to provide pharmacy services to LTCF residents or to participate in these payor programs. In addition, CMS mandates certain rules and service capabilities to qualify for participation as a Part D NLTCP provider. If we were to lose our right to participate as a NLTCP, our business and operating results could be materially adversely affected.

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

Managed care organizations and other health plan payors have seemingly continued to consolidate in order to enhance their ability to influence the delivery and cost structure of healthcare services. Consequently, the healthcare needs of a large percentage of the U.S. population are increasingly served by a smaller number of managed care organizations. If this consolidation continues, we could face additional pricing and service pressures from these organizations, which are increasingly demanding discounted fee structures. To the extent these organizations engage our competitors as a preferred or exclusive provider, demand discounted fee structures or limit the residents eligible for our services, our liquidity and results of operations could be materially and adversely affected.

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

As a participant in the healthcare industry in the United States, we are subject to numerous federal and state regulations. Further, there are various political, economic and regulatory influences that are placing our industry under intense scrutiny and which seek to implement fundamental changes. We cannot predict which reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us. Any changes to the current regulatory and legal paradigm, including as may be advanced by the new presidential administration, could increase the overall regulatory burden and costs associated with our business and materially adversely affect our business and operating results. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our pharmacies and our ability to participate in federal and state healthcare programs. The DEA, FDA and various state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations. Different legal interpretations and enforcement policies could subject our current practices to allegations of noncompliance or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business. The costs associated with complying with federal and state laws and regulations could be significant and the failure to comply with any such legal requirements could have a material adverse effect on our financial condition, results of operations and liquidity.

If we fail to comply with fraud and abuse laws, false claims provisions or other applicable laws, we may need to curtail operations, and could be subject to significant penalties.

We are subject to federal and state fraud and abuse laws that prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services. Violation of these laws can result in loss of licensure, civil and criminal penalties, damages and exclusion from the Medicaid, Medicare and other federal healthcare programs. The OIG and U.S. Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all providers of a particular type, that focus on specific billing practices or other suspected areas of abuse. Under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, private citizens may bring lawsuits alleging that a violation of the AKS or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. Since the private plaintiff in this type of proceeding is generally entitled to share in any damages a court orders the defendant to pay to federal and state governments under these laws, financial incentives exist for individuals to allege that particular practices or activities constitute a violation of these statutes. A determination that we have violated these laws, or the initiation of lawsuits alleging violations of these laws, could adversely affect our business and financial condition.

As part of our ongoing operations, we are subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which we are subject. From time to time we are subject to whistleblower complaints. Federal and state government agencies have increased their focus on and coordination of civil and criminal efforts in the healthcare area, and the ACA and other legislation has expanded federal healthcare fraud enforcement authority. There can be no assurance that the ultimate resolution of any such claims, inquiries or investigations, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Moreover, we cannot predict our future costs associated with compliance with such laws.

Federal and state privacy and security regulations may increase our cost of operations and expose us to civil and criminal sanctions, damages, and penalties.

In the ordinary course of our business, we process, store and transmit data, which may include sensitive personal information of the residents we serve. We must comply with extensive federal and state requirements regarding the use, transmission and maintenance of PHI under HIPAA and HITECH, which expanded certain sections of HIPAA, including imposing certain liability on business associates, for example, with respect to impermissible uses and disclosures of PHI and Security Rule obligations, strengthening enforcement activities, and increasing penalties for violations. The requirements of federal and state privacy and security laws such as HIPAA and HITECH are complicated and are subject to interpretation and modification. In addition to HIPAA and HITECH, we must adhere to state privacy laws, including those that provide greater privacy protection for individuals than HIPAA. Failure to comply with HIPAA and HITECH or similar state equivalent laws could subject us to loss of customers, denial of the right to conduct business, civil damages, fines, criminal penalties, class action or other litigation, and other enforcement actions.

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

Federal and state government agencies have seemingly increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare industry, and legislation has expanded federal healthcare enforcement authority. Both federal and state government agencies have appeared to increase their focus on and coordination of enforcement efforts in the healthcare industry, including under the AKS, the False Claims Act (“FCA”), the CMP Law, and corollary state enforcement schemes. The OIG and the DOJ have, from time to time, established national enforcement initiatives, targeting all providers of a particular type, that focus on specific billing practices or other suspected areas of abuse.

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

Supply chain and other manufacturing disruptions or trade policies related to the pharmaceuticals we dispense could adversely impact our business.

We may be exposed to risks related to disruptions in the pharmaceutical supply chain, such as shortages of medications, recall events, or disruptions caused by manufacturing issues or regulatory actions. In addition, some of the pharmaceuticals that we dispense, or their sourced ingredients, are imported by others and then sold to us. As a result, significant changes in trade policies, tariffs or trade relations between the U.S. and other countries, such as the imposition of unilateral tariffs on imported products, could result in supply chain disruptions, significant increases in our costs, and have an adverse effect on our operating results and cash flows. Any of these events may impact our ability to procure and deliver medications to our residents, cause us to incur increased costs, and in turn, adversely impact our business and financial results.

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

A group of our stockholders, consisting of Bindley Capital Partners I, LLC (“Bindley Capital”), Pharmacy Investors, LLC (“Pharmacy Investors”), Cardinal Equity Fund LP (“Cardinal” and, together with Pharmacy

Investors, the “Cardinal Stockholders”), Fred Burke, David Morris and Kendall Forbes (collectively, the “Guardian Founders”) beneficially own shares of our common stock representing a majority of our combined voting power. Pursuant to the terms of the Stockholders’ Agreement, the Guardian Founders have the ability to elect all of the members of our board of directors and thereby control our management and affairs. In addition, the Guardian Founders are able to determine the outcome of substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions even if such actions are not favored by our other stockholders. This concentration of ownership may also prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

The market price of shares of our Class A common stock has experienced, and may in the future experience, substantial volatility.

As of March 15, 2025, we had outstanding 9,200,000 shares of our Class A common stock. As a company with a relatively limited public float, shares of our Class A common stock may experience greater stock price volatility, price run-ups, lower trading volumes, large spreads in bid and ask prices and less liquidity than companies with larger capitalizations. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance, results of operations, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Class A common stock.

In addition, if the trading volumes of our Class A common stock are low, persons buying or selling in relatively small quantities may easily influence the price of our Class A common stock. This low volume of trades could also cause the price of our Class A common stock to fluctuate greatly, with large percentage changes in price occurring in any particular trading day session. Holders of our Class A common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our Class A common stock. As a result of this volatility, investors may experience losses on their investment in our Class A common stock. A decline in the market price of our Class A common stock could also adversely affect our ability to issue additional shares of Class A common stock or other of our securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our Class A common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and NYSE rules, including those promulgated in response to the Sarbanes-Oxley Act. These requirements have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our organization and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We cannot assure you that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company. Failure to do so could jeopardize our status as a public company, and the loss of such status could materially and adversely affect us and our stockholders.

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

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2024, we have outstanding approximately 54 million shares of Class B common stock, which shares are convertible into shares of Class A common stock on a one-to-one basis. The shares of Class B common stock are subject to certain transfer restrictions and conversion terms, including with respect to sales. These transfer restrictions will cease to apply as shares of Class B common stock automatically convert into shares of Class A common stock over the two year period following the IPO. In addition, our board of directors may accelerate the conversion of Class B common stock into Class A common stock at their discretion.

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

We completed our IPO in September 2024 and became a publicly-traded company. Our senior management team lacks experience in operating a public company. As a publicly-traded company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy our periodic SEC reporting and NYSE obligations. We cannot guarantee that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company. Failure to do so could jeopardize our status as a public company, and the loss of such status may materially and adversely affect us and our stockholders.

While we currently qualify as an “emerging growth company” under the JOBS Act, taking advantage of the reduced disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors. Once we lose emerging growth company status, the costs and demands placed upon our management are expected to increase.

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. As long as we qualify as an emerging growth company, we would be permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above. We intend to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. We also intend to take advantage of the exemption provided under the JOBS Act from the requirements to submit say-on-pay, say-on-frequency and say-on-golden parachute votes to our stockholders and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a

“large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the relevant fiscal year if the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (c) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

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

We may lose emerging growth status within a relatively short period of time and as early as December 31, 2025, on account of our public float exceeding $700 million or our annual gross revenues exceeding $1.235 billion. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.
Risk Management and Strategy
We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats, which include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or patients, and violation of data privacy or security laws. We employ multiple levels of protection designed to minimize the risks associated with cybersecurity, ransomware and data breaches, including firewalls, data loss prevention, email filtering for ransomware, proactive threat-hunting, cloud-based backups, multifactor authentication, encryption software, intrusion testing and SIEM networking monitoring to ensure the integrity of our data and systems. In addition, we maintain recovery and other business continuity procedures.
Our cybersecurity risk management program is informed by prevailing security standards and is designed to provide a framework for evaluating and responding to cybersecurity risks. This includes processes for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat, implementing cybersecurity countermeasures and mitigation strategies, and informing and updating management and, as needed, the audit committee and our board of directors of cybersecurity incidents that may pose a significant risk for the business. Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality, as well as operational and business impact, and reviewed for privacy impact.
We deploy technical safeguards that are designed to protect our information systems, products, operations and sensitive information from cybersecurity threats. These include including firewalls, data loss prevention, email filtering for ransomware, proactive thread-hunting, cloud-based backups, multifactor authentication, encryption software, intrusion testing and SIEM networking monitoring to ensure the integrity of our data and systems. In addition, we maintain recovery and other business continuity procedures, including cloud-based backups, electrical generators, critical systems housed at hardened data centers and geographic redundancy, intended to minimize disruptions to our operations in the event of disaster or other interruptions to our information systems. Our security events are logged to a central source and monitored by a third party security operations management provider.
We provide periodic training for all personnel regarding cybersecurity threats, with such training appropriate to the roles, responsibilities and access of the relevant Company personnel.
Recognizing the complexity and evolving nature of cybersecurity threats, incidents and risks, we engage third-party experts, including cybersecurity consultants, to evaluate and support our risk management systems. We also rely on software support from third-party vendors to assist with evaluating, monitoring, and testing our information technology systems. These relationships enable us to leverage specialized knowledge and insights, to help ensure our cybersecurity strategies and processes remain effective. Our collaboration with these third parties includes regular audits, routine system monitoring, threat assessments, incident response, and consultation on potential security enhancements. We require third-party service providers with access to personal, confidential, or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.
As of the date of this Annual Report on Form
10-K,
we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For further discussion of the risks associated with cybersecurity incidents, see “
Risk Factors—Risks Related to Our Business—Interruptions to our information systems may materially and adversely affect our operating results
” as well as “—
Cybersecurity attacks or other data security incidents could disrupt our operations and expose us to regulatory fines or penalties, liability or reputational harm.
”

Governance
Our board of directors has overall oversight responsibility for our risk management, and delegates data protection and cybersecurity risk oversight to the audit committee. The audit committee receives regular briefings on cybersecurity risks and risk management practices, including, for example, recent developments in the external cybersecurity threat landscape, evolving standards, vulnerability assessments, third-party and independent reviews, technological trends, as well as how management is addressing or mitigating those risks. The audit committee may also promptly receive information regarding any material cybersecurity incident that may occur, including any ongoing updates regarding the same. The audit committee periodically discusses our approach to cybersecurity risk management with our VP of Technology & Senior Security Officer.
Our VP of Technology & Senior Security Officer is responsible for overseeing our cybersecurity risk management program. Our VP of Technology & Senior Security Officer has over 20 years of extensive experience in information technology and security, and works in coordination with other members of the management team.
Our VP of Technology & Senior Security Officer, along with leaders from our privacy and corporate compliance functions, collaborate to implement a program designed to manage our exposure to cybersecurity risks and to promptly respond to cybersecurity incidents. Response to incidents is delivered by multi-disciplinary teams in accordance with our incident response plan. Through ongoing communications with these teams during incidents, the VP of Technology & Senior Security Officer monitors the triage, mitigation and remediation of cybersecurity incidents, and reports such incidents to executive management, the audit committee and other colleagues in accordance with our cybersecurity policies and procedures, as appropriate.

Item 2.	Properties.

Our corporate headquarters occupy approximately 25,000 square feet in Atlanta, Georgia, under a lease that expires on October 31, 2030. We use this space for administration, sales, marketing, data analytics, and customer support. We have 59 additional leases in place for our local pharmacies, totaling approximately 700,000 square feet.

We also lease approximately 8,100 square feet at a third-party logistics provider’s warehouse in Vonore, Tennessee. We warehouse pharmaceuticals that we purchase from certain manufacturers at the leased space and contract with the third-party logistics provider for its distribution services.

Item 3.	Legal Proceedings.

From time to time, we and our pharmacies are involved and will continue to be involved in various claims relating to, and arising out of, our business and our operations. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers.

Set forth below is certain information with respect to our executive officers as of March 15, 2025.

Fred Burke, age 75, has served as our President and Chief Executive Officer since our founding in 2004 and as a member of our board of directors since our incorporation in 2021. Prior to co-founding Guardian, Mr. Burke was a co-founder and president of two start-up companies in Atlanta, Georgia: Central Pharmacy Services, Inc. (“Central Pharmacy”), which was founded in 1992 and ultimately acquired by Cardinal Health, Inc. in 2001, and Sales Technologies, Inc., which was founded in 1983 and acquired by Dun & Bradstreet Corporation in 1989. Mr. Burke also previously served as a brand manager at Procter & Gamble, a consultant and engagement manager at McKinsey & Company, and as an officer in the United States Air Force, leading a combat communications unit. Mr. Burke received a B.S., Engineering from Mississippi State University, and an M.S., Industrial Management from the Krannert School of Management at Purdue University.

David Morris, age 61, has served as our Executive Vice President and Chief Financial Officer since our founding in 2004 and as a member of our board of directors since our incorporation in 2021. Prior to co-founding Guardian, Mr. Morris served as Chief Financial Officer at Central Pharmacy from 1993 to 2001. Mr. Morris previously served as President of the PBM Division at Complete Health from 1991 to 1993 and served as a Certified Public Accountant at Ernst & Young LLP from 1985 to 1991. Mr. Morris received a B.S., Accounting from the University of Alabama.

Kendall Forbes, age 68, has served as our Executive Vice President of Sales & Operations since our founding in 2004. Prior to co-founding Guardian, Mr. Forbes was a co-founder and the Executive Vice President of Operations of Central Pharmacy from 1993 to July 2004. Mr. Forbes previously owned the Baton Rouge Central Pharmacy from 1985 to 1993 and served as a Pharmacy Manager at Nuclear Pharmacy, Inc., a predecessor of Syncor Nuclear Pharmacy, from 1982 to 1985. Mr. Forbes received a B.S. from the University of Louisiana Monroe School of Pharmacy and completed his graduate fellowship in Radiopharmacy at the University of New Mexico.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock began trading on the New York Stock Exchange (“NYSE”) on September 26, 2024 under the ticker symbol “GRDN”. Prior to that, there was no public market for our common stock. Our Class B common stock is not publicly traded, but each outstanding share of our Class B common stock will automatically convert into one share of our Class A common stock over a two-year period commencing on September 27, 2024 pursuant to the terms of our certificate of incorporation. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Stockholders

As of March 15, 2025, there were approximately 95 record holders of our Class A common stock and approximately 240 record holders of our Class B common stock. The actual number of stockholders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We do not currently intend to pay any cash dividends on our common stock. Any determination to declare dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, legal requirements, restrictions in the agreements governing any indebtedness we may enter into and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On September 27, 2024, we completed our IPO in which we issued and sold 8,000,000 shares of Class A common stock at a public offering price of $14.00 per share. Also on September 27, 2024, the underwriters for the IPO exercised in full their overallotment option to purchase 1,200,000 additional shares of Class A common stock. Following such sales, we received net proceeds of $119.8 million after deducting underwriter discounts of $9.0 million. All shares sold were registered pursuant to the Company’s registration statement on Form S-1, as amended (Registration No. 333 274847) (the “Initial Registration Statement”) and the related registration statement on Form S-1 (Registration No. 333-282344) filed pursuant to Rule 462(b) under the Securities Act (the “462(b) Registration Statement” and, together with the Initial Registration Statement, the “Registration Statement”). The Initial Registration Statement was declared effective by the SEC on September 25, 2024, and the 462(b) Registration Statement became effective on September 26, 2024 upon filing with the SEC pursuant to Rule 462(b) under the Securities Act. We used $55.2 million of the net proceeds from the IPO to fund the aggregate cash portion of the merger consideration payable in connection with the Corporate Reorganization and $20.0 million to repay certain borrowings on the line of credit under our existing credit facility. We intend to use the balance of the net proceeds for general corporate purposes and working capital. The representative of the underwriters for the IPO was Raymond James & Associates, Inc.

Performance Graph

This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The graph below shows the cumulative total stockholder return on our Class A common stock between September 26, 2024 (the date that our Class A common stock commenced trading on the NYSE) through December 31, 2024 in comparison to the Russell 2000 Index and the S&P 500 Healthcare Index. The graph assumes that $100 was invested in each of our Class A common stock, the Russell 2000 Index and the S&P 500 Healthcare Index at their respective closing prices on September 26, 2024. The graph uses the closing market price on September 26, 2024 of $16.00 per share as the initial value of our Class A common stock. Data for the Russell 2000 Index and S&P 500 Healthcare Index assume reinvestment of dividends. The comparisons shown in the graph are not intended to forecast or be indicative of the future performance of our common stock.

	September 26 2024	September 30 2024	October 31 2024	November 30 2024	December 31 2024
Guardian Pharmacy Services, Inc.	$100	$105	$112	$156	$127
Russell 2000	100	101	99	110	101
S&P 500 Healthcare	100	101	96	96	90

Issuer Purchases of Equity Securities

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements and Risk Factor Summary.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in “Risk Factors.” Factors that could cause or contribute to such difference are not limited to those identified in “Risk Factors.”

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. Our historical results are not necessarily indicative of the results that may be expected for any future period.

Overview

We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of LTCFs adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We enter into contracts directly with LTCFs to serve as the principal pharmacy provider for their residents. In this capacity, we offer high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as ALFs and BHFs. Additionally, our robust capabilities enable us to serve residents in all types of LTCFs. Our services include prescription intake and adjudication management, packaging drugs into unit dose and/or multi-dose compliance packaging that are organized by date and time of administration, and electronically tracking each drug from delivery through administration to LTCF residents. We also offer training to caregivers and conduct mock audits to ensure compliance with pharmacy administration requirements, billing claims processing, government regulation and other matters. As of December 31, 2024, our 51 pharmacies served approximately 186,000 residents in approximately 7,000 LTCFs across 38 states.

While our national competitors have primarily focused on SNFs, we believe we enjoy a strong competitive position as a large and purpose-built provider of pharmacy services to ALFs and BHFs. More than two-thirds of our annual revenue for each of the past three years has been generated from residents of ALFs and BHFs, while the remainder has been generated primarily from residents of SNFs. LTCF industry trends, including aging demographics, increases in the number of assisted living residents, improving life expectancies and enhanced quality of care, have resulted in ALF and BHF resident populations that require assistance with their increasingly acute and complex healthcare needs. Through our value-added capabilities and local management model, we have been able to pass on to residents, LTCFs and health plan payors the benefits of our scale without compromising on the high-touch, localized customer service traditionally associated with an independent pharmacy. For this reason, we are well positioned to continue to serve ALFs and BHFs, which we believe to be the most attractive and highest growth sector of the LTCF market.

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

Recent Developments

Corporate Reorganization

Prior to the IPO, we conducted our business through Guardian Pharmacy, LLC, and its majority-owned and wholly-owned limited liability company subsidiaries, which were treated for income tax purposes as partnerships and disregarded entities, respectively. Immediately prior to the IPO, we completed a series of corporate reorganization transactions (the “Corporate Reorganization”), pursuant to which:

•	All Preferred Units in Guardian Pharmacy, LLC were converted into Common Units, resulting in Guardian Pharmacy, LLC having only Common Units outstanding;

•

The membership interests, including restricted interest unit (“Restricted Interest Unit”) awards, held by members other than Guardian Pharmacy, LLC in our subsidiaries (other than certain subsidiaries that were not parties to the Corporate Reorganization, as discussed below) were converted into Common Units of Guardian Pharmacy, LLC. The subsidiaries that participated in the Corporate Reorganization are referred to as the “Converted Subsidiaries”, and the subsidiaries that were not parties to the Corporate Reorganization are referred to as the Non-Converted Subsidiaries; and

•

Guardian Pharmacy, LLC became a wholly-owned subsidiary of Guardian Pharmacy Services, Inc. by participating in a merger with a transitory subsidiary of Guardian Pharmacy Services, Inc. Pursuant to the merger, each Common Unit of Guardian Pharmacy, LLC was converted into (i) one share of Class B common stock and (ii) the right to receive $1.02 in cash per share, without interest (collectively, the “Merger Consideration”). In the merger, 54,094,232 shares of Class B common stock were issued in exchange for common units of Guardian Pharmacy, LLC. In accordance with the terms of our certificate of incorporation, such issued shares of Class B common stock will automatically convert on a one-for-one basis into shares of our Class A common stock over the two-year period following the IPO. The cash payment related to the Merger Consideration was $55.2 million and was paid using the proceeds from the IPO.

As a result of the Corporate Reorganization, Guardian Pharmacy Services, Inc. became a holding company with no material assets other than its 100% interest in Guardian Pharmacy, LLC, and the Converted Subsidiaries became wholly-owned subsidiaries of Guardian Pharmacy, LLC. In addition, Guardian Pharmacy, LLC remained the majority owner of each of the Non-Converted Subsidiaries.

The Non-Converted Subsidiaries collectively own ten pharmacies that are (i) greenfield start-up pharmacies in various stages of development and integration with Guardian and do not currently have material operations or (ii) pharmacies that we recently acquired. After a period of time that would typically be sufficient to allow such pharmacies to adopt our operating practices and experience meaningful growth in residents served and earnings, we expect to acquire the minority membership interests of such Non-Converted Subsidiaries.

Initial Public Offering

On September 27, 2024, we consummated the IPO of 8,000,000 shares of our Class A common stock, as described in our final prospectus dated September 25, 2024, filed with the SEC on September 26, 2024 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”). Also on September 27, 2024, the underwriters for the IPO exercised in full their option to purchase an additional 1,200,000 shares of Class A common stock. The 9,200,000 shares were issued at a public offering price of $14.00 per share, resulting in net proceeds to us of $119.8 million, after deducting underwriting discounts of $9.0 million. In addition to the underwriting discounts, we incurred $13.0 million of offering costs, which were recorded to additional paid-in capital.

Factors Affecting the Comparability of Our Results of Operations

Our results of operations for the year ended December 31, 2024 and the year ended December 31, 2023 have been affected by the following, among other factors, which must be understood to assess the comparability of our period-to-period financial performance and condition.

Acquisitions

Our growth strategy involves periodically acquiring institutional pharmacies servicing LTCFs and their residents as well as residents in other care settings. Our strategy includes the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally less significant in size, which are combined with existing pharmacy operations to augment internal organic growth.

During the year ended December 31, 2024, we completed acquisitions of various pharmacy operations (the “Acquisitions”). The operating results of the Acquisitions were a contributing factor in certain changes in the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For comparative purposes, acquisition impacts are only considered for the 12 months following the acquisition date.

Share-Based Compensation (in connection with the Corporate Reorganization and IPO)

In connection with the Corporate Reorganization and IPO, Restricted Interest Unit awards associated with the Converted Subsidiaries and Guardian Pharmacy, LLC were converted into Common Units of Guardian Pharmacy, LLC, and the Common Units in Guardian Pharmacy, LLC were then converted into Class B common stock of the Company. This conversion of Restricted Interest Units was treated as a modification, requiring the units to be marked to fair value on the modification date, resulting in us recognizing $125.7 million of incremental share-based compensation expense during the year ended December 31, 2024. In addition, certain Restricted Interest Unit awards which converted into Class B common stock are subject to a one-year service period ending one year subsequent to the IPO closing date. The unamortized share-based compensation expense associated with these awards is $10.1 million as of December 31, 2024. Refer to Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail surrounding the Restricted Interest Units conversion.

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

Prior to the Corporate Reorganization and IPO, share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards. These awards contained a cash settlement feature and were accounted for as a liability in accordance with U.S. generally accepted accounting principles (“GAAP”). These units remained in place until they were (a) forfeited (which occurs when the employee leaves before the units are fully vested), (b) paid out (we purchase the units at a calculated value upon termination of employment) or (c) converted into shares as a result of a major capital event such as a sale or public offering. These units vest in their entirety on the third anniversary of their grant date. The value of the units is recognized ratably over the vesting period and is remeasured and reported at the end of each quarter based on the change in calculated value pursuant to our Restricted Interest Purchase Agreements. The primary inputs used to value the units include the accumulated vesting status of the issued units, the trailing four quarters of our adjusted earnings, inclusive of share-based compensation expense (income), and our outstanding capital and debt obligations as of the quarterly measurement date. The liability and corresponding expense are adjusted on a quarterly basis. Based on the number of participants and units outstanding, trailing earnings, forfeitures and other factors, we have experienced volatility in our share-based compensation liability. This calculation has in turn had a significant impact on our net income for the periods presented.

In connection with the Corporate Reorganization and IPO, all outstanding Restricted Interest Unit awards, other than those issued by Non-Converted Subsidiaries, were converted into shares of Class B common stock and are no longer considered a liability. As discussed above in the “—Factors Affecting the Comparability of Our Results of Operations—Share-Based Compensation (in connection with the Corporate Reorganization and IPO)”, this conversion resulted in significant incremental share-based compensation expense upon the IPO and additional expense related to the conversion will continue during the one-year period subsequent to the IPO.

Interest expense. Interest expense consists of interest on our long-term debt and line of credit under our Credit Facility and finance leases.

Other expense, net. Other expense, net consists primarily of gain (loss) on asset disposals.

Provision for income taxes. Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.

Results of Operations for the Years Ended December 31, 2023 and 2024

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2023 and 2024, respectively. The year-over-year comparison of results of operations is not necessarily indicative of results for future periods.

	Year Ended December 31,
(in thousands)	2023	2024
Revenues	$1,046,193	$1,228,409
Cost of goods sold	837,883	984,038

Gross profit	208,310	244,371
Selling, general, and administrative expenses (1)	167,364	307,291

Operating income (loss)	40,946	(62,920)
Other expenses:
Interest expense	2,859	3,278
Other expense, net	367	279

Total other expenses	3,226	3,557

Income (loss) before income taxes	37,720	(66,477)

Provision for income taxes	—	4,556

	Year Ended December 31,
(in thousands)	2023	2024
Net income (loss)	37,720	(71,033)
Less net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	23,902	22,760
Less net income attributable to non-controlling interests (2)	13,818	16,254

Net income (loss) attributable to Guardian Pharmacy Services, Inc	$—	$(110,047)

Adjusted EBITDA (3)	$76,175	$90,834

(1)

Included in selling, general, and administrative expenses is share-based compensation expense (income) of $(6,090) and $131,490 during the years ended December 31, 2023 and 2024, respectively. For the year ended December 31, 2023, this share-based compensation income primarily represents non-cash recognition of changes in the value of Restricted Interest Unit awards, and has historically been recorded as a liability using a cash settlement methodology as calculated on a quarterly basis. For the year ended December 31, 2024, this share-based compensation expense primarily represents the incremental expense recognized for Restricted Interest Unit awards that were modified in connection with the Corporate Reorganization and IPO.

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

Revenue

	Year Ended December 31,
	2023	2024	% Change
	(in thousands)
Revenue	$1,046,193	$1,228,409	17.4%

Revenue for the year ended December 31, 2024 increased by $182.2 million or 17.4% compared to the year ended December 31, 2023. $55.1 million of the increase was attributable to revenue from the Acquisitions, with the remaining $127.1 million of the increase attributable to the organic growth of our business. Further, the increase was attributable to increases in the number of residents served from 163,000 residents during December 2023 to 186,000 residents during December 2024 and prescriptions dispensed from 22.2 million during the year ended December 31, 2023 to 25.1 million during the year ended December 31, 2024, as well as annual drug price inflation.

Cost of goods sold

	Year Ended December 31,		% Change
	2023	2024
	(in thousands)
Cost of goods sold	$837,883	$984,038	17.4%
Percentage of revenue	80.1%	80.1%

Cost of goods sold for the year ended December 31, 2024 increased by $146.2 million or 17.4% compared to the year ended December 31, 2023. $48.1 million of the increase was attributable to the Acquisitions, with the remaining $98.1 million of the increase attributable to the organic growth of our business. Cost of goods sold as a percentage of revenue was flat at 80.1% year over year.

Selling, general, and administrative expenses

	Year Ended December 31,		% Change
	2023	2024
	(in thousands)
Selling, general, and administrative expenses	$167,364	$307,291	83.6%
Percentage of revenue	16.0%	25.0%

Selling, general and administrative expenses increased $139.9 million or 83.6% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to share-based compensation expense (income), which was $131.5 million for the year ended December 31, 2024, compared to $(6.1) million for year ended December 31, 2023. Additionally, $21.8 million of the increase in selling, general, and administrative expenses was driven by an increase in average employee headcount, with $15.4 million resulting from organic growth and $6.4 million resulting from the Acquisitions. These increases were offset by recognition in 2023 of $23.5 million in non-recurring attorneys’ fees, settlements costs and other expenses associated with certain legal proceedings compared to $4.0 million in 2024. Selling, general and administrative expenses as a percentage of revenue increased from 16.0% to 25.0% primarily as a result of the increases in share-based compensation expense described above.

Interest expense

	Year Ended December 31,		% Change
	2023	2024
	(in thousands)
Interest expense	$2,859	$3,278	14.7%

Interest expense increased $0.4 million or 14.7% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to increased utilization of the Credit Facility (see “—Liquidity and Capital Resources” below), coupled with higher interest rates on the Company’s outstanding indebtedness.

Provision for income taxes

	Year Ended December 31,		% Change
	2023	2024
	(in thousands)
Provision for income taxes	$—	$4,556	N/A

Income tax expense increased by $4.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Prior to the IPO, we conducted our business through Guardian Pharmacy, LLC, and its majority-owned and wholly-owned limited liability company subsidiaries, which were treated for income tax purposes as partnerships and disregarded entities, respectively. As such, no income tax expense was recorded during the year ended December 31, 2023.

Adjusted EBITDA and Other Non-GAAP Financial Measures

To supplement the results presented in our consolidated financial statements in accordance with GAAP, we also present Adjusted EBITDA and Adjusted SG&A, which are financial measures not based on any standardized methodology prescribed by GAAP.

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, as adjusted to exclude the impact of items and amounts that we view as not indicative of our core operating performance, including share-based compensation, acquisition accounting adjustments, certain legal and regulatory items, and IPO-related costs. We define Adjusted SG&A as GAAP selling, general, and administrative expenses adjusted to exclude the impact of share-based compensation, expenses relating to certain legal and regulatory items, and IPO-related costs. Adjusted EBITDA and Adjusted SG&A do not have a definition under GAAP, and our definition of Adjusted EBITDA and Adjusted SG&A may not be the same as, or comparable to, similarly titled measures used by other companies.

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

	Year Ended December 31,
(in thousands)	2023	2024
Net income (loss)	$37,720	$(71,033)
Add:
Interest expense	2,859	3,278
Depreciation and amortization	18,234	19,772
Provision for income taxes	—	4,556

EBITDA	$58,813	$(43,427)

Share-based compensation (1)	(6,090)	131,490
Certain legal & other regulatory matters (2)	23,452	3,988
IPO-related costs (3)	—	453
Other (4)	—	(1,670)

Adjusted EBITDA	$76,175	$90,834

	Year Ended December 31,
(in thousands)	2023	2024
Net income (loss) as a percentage of revenue	3.6%	(5.8)%

Adjusted EBITDA as a percentage of revenue	7.3%	7.4%

GAAP selling, general, and administrative expenses	$167,364	$307,291

Subtract:
Share-based compensation (1)	(6,090)	131,490
Certain legal & other regulatory matters (2)	23,452	3,988
IPO-related costs (3)	—	453

Adjusted SG&A	$150,002	$171,360

GAAP selling, general, and administrative expenses as a percentage of revenue	16.0%	25.0%

Adjusted SG&A as a percentage of revenue	14.3%	13.9%

(1)

Prior to the Corporate Reorganization and IPO, our share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards, which has historically been recorded as a liability using a cash settlement methodology as calculated on a quarterly basis. In connection with the Corporate Reorganization and IPO, certain Restricted Interest Unit awards were modified, resulting in share-based compensation expense of $125.7 million during the year ended December 31, 2024, based on the fair value of the modified awards. Going forward, these modified awards will be equity classified.

(2)

Represents non-recurring attorney’s fees, settlement costs and other expenses associated with certain legal proceedings. The Company excludes such charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion allows for consistent evaluation of operations.

(3)	Represents non-recurring costs associated with our IPO.
(4)	Represents non-recurring proceeds from settlements related to payor reimbursement, which were recorded as revenue upon settlement.

Liquidity and Capital Resources

We have historically financed our business and acquisitions primarily through cash from operations and borrowings under our Credit Facility and, more recently, sales of our Class A common stock in our IPO. We use cash in the ordinary course of our operations primarily for prescription drug acquisition costs, capital expenditures, and personnel costs. As of December 31, 2024, we had $4.7 million in cash and cash equivalents. Our cash primarily consists of demand deposits held with a large regional financial institution.

On May 13, 2024, we entered into the Sixth Amendment to the Third Amended and Restated Loan and Security Agreement (the “2024 Amendment”) to the existing credit facility with Regions Bank (the “Credit Facility”). The Credit Facility provides for term loans (the “Term Loan”) and a line of credit. The 2024 Amendment extended the maturity date of the Credit Facility from April 23, 2025 to April 23, 2027. The line of credit under the Credit Facility bears an interest rate equal to the one-month Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. Additionally, the 2024 Amendment added a new Term Loan of $15.0 million to the Credit Facility. The interest rate of the Term Loan bears an interest rate equal to the one-month SOFR plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The Term Loan is payable in quarterly installments of $1.4 million through March 31, 2027, with the remaining balance of the Term Loan due in a final lump sum payment at maturity on April 23, 2027. On December 9, 2024, the Term Loan was paid down in full. The total amount available under the line of credit as of December 31, 2024 is $40 million and we have the ability to increase our overall Credit Facility up to $75 million.

As of December 31, 2024, we had no amounts of principal outstanding under the Term Loan and no amounts of borrowings outstanding under the line of credit.

In connection with the Corporate Reorganization and the IPO, Guardian Pharmacy, LLC and the Converted Subsidiaries made certain final distributions to their respective members relating to time periods ending before or upon the closing of the Corporate Reorganization. The total amount of such final distributions by Guardian Pharmacy, LLC and the Converted Subsidiaries to its members was $18.6 million. All of such distributions were made in ordinary course related to operating and tax distributions from cash available prior to the IPO.

We believe our existing cash and cash equivalents, expected cash from operations, and the amounts available under our Credit Facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months and for the foreseeable future, though we may require additional capital resources in the future.

Net Cash Flows

For the years ended December 31, 2023 and 2024, respectively, our net cash flows provided by / (used in) were as follows:

(in thousands)	Year Ended December 31,
	2023	2024
Operating activities	$70,819	$57,960

Investing activities	(13,441)	(30,407)

Financing activities	(57,233)	(23,645)

Operating Activities

Cash flows provided by operating activities consist of our net income (loss) principally adjusted for certain non-cash items, such as depreciation and amortization, provision for losses on accounts receivable, and share-based compensation expense (income). Cash flows used in operating activities consist primarily of changes in our operating assets and liabilities.

Net cash provided by operating activities for the years ended December 31, 2024 decreased by $12.9 million compared to the corresponding period in 2023. The decrease was primarily due to increases in receivables and inventories, and decreases to operating liabilities. primarily due to certain legal and regulatory matters accrued for in 2023 and paid for in 2024, offset by increases in accounts payable when compared to the corresponding period in 2023.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from disposition of property and equipment. Cash flows used in investing activities consist primarily of capital expenditures relating to our new and existing pharmacy locations and payments related to acquisitions.

Net cash used in investing activities for the year ended December 31, 2024 increased by $17.0 million compared to the corresponding period in 2023. The increase was primarily due to increases in cash paid for the Acquisitions of $13.7 million and increases in purchases of property and equipment of $1.8 million compared to the corresponding period in 2023.

Financing Activities

Cash flows provided by financing activities consist primarily of borrowings from the Term Loan (recorded as borrowings from notes payable) and the line of credit, and proceeds from the issuance and sale of shares of Class A common stock in connection with the IPO. Cash flows used in financing activities consist primarily of repayment of the Term Loan (recorded as repayment of notes payable) and the line of credit, and Merger Consideration payments to holders of Class B common stock. Prior to the Corporate Reorganization and IPO, cash flows used in financing activities included significant distributions to equity holders (inclusive of non-controlling interests) of Guardian Pharmacy, LLC, mostly consisting of distributions to fund tax liabilities and operational distributions, as well as return of capital.

Net cash used in financing activities for the year ended December 31, 2024 decreased by $33.6 million compared to the corresponding period in 2023. The decrease is primarily due to the net proceeds received from the IPO of $119.8 million and the 2024 Amendment resulting in $15.0 million being added to the Credit Facility, offset by the Merger Consideration payment to holders of Class B common stock of $55.2 million in connection with the Corporate Reorganization and IPO, a $14.0 million increase in net payments made on the line of credit, and $34.0 million increase in payments made on the Term loan when compared to the corresponding period in 2023.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as related disclosures. Because these estimates and judgments may change from period to period, actual results could differ materially, which may negatively affect our financial condition or results of operations. We base our estimates and judgments on historical experience and various other assumptions that we consider reasonable, and we evaluate these estimates and judgments on an ongoing basis. We refer to such estimates and judgments, discussed further below, as critical accounting estimates.

Allowance for Credit Losses

We adopted Accounting Standards Codification (“ASC”) 326, effective as of January 1, 2023, utilizing the modified retrospective method of adoption.

Collection of trade accounts receivable from customers is our primary source of operating cash flow and is critical to our operating performance and financial condition. The primary collection risk relates to facility and private pay customers, as billings to these customers can be complex and may lead to payment disputes or delays. We establish an allowance for trade accounts receivable considered to be at increased risk of becoming uncollectible to reduce the carrying value of such receivables to their estimated net realizable value.

When establishing this allowance for credit losses, we consider such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable, current and expected economic conditions, and other relevant factors. Using this information, the Company estimates future expected credit losses. The allowance for credit losses is regularly reviewed for appropriateness. Judgment is used to assess the collectability of account balances and the economic ability of customers to pay. At such time when a balance is definitively deemed to be uncollectible, the balance is written off against the allowance for credit losses.

Goodwill

Goodwill is the excess of the consideration transferred over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. We test our goodwill annually during the fourth quarter of the fiscal year or when events and circumstances indicate that impairment may have occurred and requires an impairment charge to be recognized based on the difference between the carrying amount of the reporting unit and its fair value up to the amount of goodwill assigned to the reporting unit. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment). Prior to performing the quantitative impairment test, we may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. Our annual impairment testing date is October 1.

Income Taxes

We account for income taxes under the asset and liability approach. Deferred tax assets or liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates as well as net operating losses and credit carryforwards, which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets when, based upon the available evidence, it is more likely than not that the deferred tax assets will not be realized.

We prepare and file tax returns based on interpretations of tax laws and regulations. Our tax returns are subject to examination by various taxing authorities in the normal course of business. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities.

In determining our tax expense for financial reporting purposes, we establish a reserve when there are transactions, calculations, and tax filing positions for which the tax determination is uncertain, and it is more likely than not that such positions would not be sustained upon examinations.

We evaluate the need for tax reserve estimates periodically based on the changes in facts and circumstances, including any examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax expense of any given year is expected to include adjustments or other changes to the reserve and related estimated interest charges that are considered appropriate. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for accounting pronouncements adopted and recent accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

JOBS Act Accounting Election

The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period for complying with certain new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the relevant fiscal year if the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (c) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $4.7 million as of December 31, 2024, which primarily consist of demand deposits held with financial institutions. Changes in interest rates affect the interest income we earn on our cash and cash equivalents and the fair value of our cash equivalents. Historical fluctuations in interest rates have not had a significant impact on our financial condition or results of operations, and a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the value of our cash and cash equivalents or on our future financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardian Pharmacy Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guardian Pharmacy Services, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2024, the related consolidated statements of operations, changes in members’ equity and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Atlanta
, Georgia
March 26, 2025

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2023	2024

Assets
Current assets:
Cash and cash equivalents	$752	$4,660
Accounts receivable, net	77,262	97,153
Inventories	36,727	40,550
Other current assets	14,864	9,622

Total current assets	129,605	151,985

Property and equipment, net	45,064	49,883
Intangible assets, net	11,979	14,912
Goodwill	56,046	69,296
Operating lease right-of-use assets	28,113	29,079
Deferred tax assets	—	5,272
Other assets	358	383

Total assets	$271,165	$320,810

Liabilities and equity
Current liabilities:
Accounts payable	$85,603	$102,420
Accrued compensation	16,961	14,430
Line of credit	9,000	—
Notes payable, current portion	3,977	—
Operating leases, current portion	6,229	6,836
Other current liabilities	16,245	20,435

Total current liabilities	138,015	144,121

Notes payable, net of current portion	18,992	—
Operating leases, net of current portion	22,803	23,297
Other liabilities	31,496	3,416

Total liabilities	$211,306	$170,834

Commitments and contingencies (see Note 9)

Equity:
Members’ equity	28,209	—
Class A common stock- 700,000,000 shares authorized, par value $0.001, 9,200,000 shares issued and outstanding as of December 31, 2024	—	9
Class B common stock- 100,000,000 shares authorized, par value $0.001, 54,087,158 shares issued and outstanding as of December 31, 2024	—	54
Additional paid-in capital	—	125,484
Retained earnings	—	17,124
Non-controlling interests	31,650	7,305

Total equity	59,859	149,976

Total liabilities and equity	$271,165	$320,810

See accompanying notes to Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share amounts)	2023	2024

Revenues	$1,046,193	$1,228,409
Cost of goods sold	837,883	984,038

Gross profit	208,310	244,371

Selling, general, and administrative expenses	167,364	307,291

Operating income (loss)	40,946	(62,920)

Other expenses:
Interest expense	2,859	3,278
Other expense, net	367	279

Total other expenses	3,226	3,557

Income (loss) before income taxes	37,720	(66,477)
Provision for income taxes	—	4,556

Net income (loss)	37,720	(71,033)
Less net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	23,902	22,760
Less net income attributable to non-controlling interests	13,818	16,254

Net income (loss) attributable to Guardian Pharmacy Services, Inc.	$—	$(110,047)

Net income (loss) per share of Class A and Class B common stock 1
Basic	N/A	$(1.77)
Diluted	N/A	$(1.77)
Weighted-average Class A and Class B common shares outstanding
Basic	N/A	62,005,811
Diluted	N/A	62,005,811
See accompanying notes to Consolidated Financial Statements.

1
Basic and diluted net income (loss) per share of Class A and Class B common stock is applicable only for the period from September 27, 2024 through December 31, 2024, which is the period following the initial public offering (“IPO”) and related Corporate Reorganization (as defined in Note 1 to the Consolidated Financial Statements). See Note 10
Basic and Diluted Loss Per Share
for the number of shares used in the computation of net income (loss) per share of Class A and Class B common stock and the basis for the computation of net income (loss) per share.

7
1

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND STOCKHOLDERS’ EQUITY

	Guardian Pharmacy, LLC (Prior to Corporate Reorganization)	Guardian Pharmacy Services, Inc. Stockholders’ Equity
(In thousands, except share amounts)	Members’ Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non- Controlling Interests	Total Equity
Balance, December 31, 2023	$28,209	—	—	$—	$—	$—	$—	$31,650	$59,859
Net income prior to Corporate Reorganization	22,760	—	—	—	—	—	—	16,350	39,110
Contributions prior to Corporate Reorganization	—	—	—	—	—	—	—	2,107	2,107
Distributions prior to Corporate Reorganization	(36,050)	—	—	—	—	—	—	(14,279)	(50,329)
Non-cash equity contribution prior to Corporate Reorganization	—	—	—	—	—	—	—	4,989	4,989
Impacts of Corporate Reorganization and IPO
Conversion of non-controlling interest into Guardian Pharmacy, LLC common units	34,169	—	—	—	—	—	—	(34,169)	—
Conversion of Restricted Interest Unit awards into Guardian Pharmacy, LLC common units	142,498	—	—	—	—	—	—	—	142,498
Conversion of Guardian Pharmacy, LLC common units into Class B common stock of Guardian Pharmacy Services, Inc.	(191,586)	—	54,094,232	—	54	9,185	182,347	—	—
Issuance of Class A common stock, net of costs	—	9,200,000	—	9	—	106,753	—	—	106,762
Payments to Class B common stock stockholders of $1.02 per share	—	—	—	—	—	—	(55,176)	—	(55,176)
Recognition of deferred tax asset, net from Corporate Reorganization	—	—	—	—	—	5,973	—	—	5,973
Net income (loss) attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	—	(110,047)	—	(110,047)
Share-based compensation forfeitures	—	—	(7,074)	—	—	(1)	—	—	(1)
Net income (loss) attributable to non-controlling interest subsequent to Corporate Reorganization	—	—	—	—	—	—	—	(96)	(96)
Contributions subsequent to Corporate Reorganization	—	—	—	—	—	—	—	651	651
Non-cash equity contribution subsequent to Corporate Reorganization	—	—	—	—	—	—	—	286	286
Distributions subsequent to Corporate Reorganization	—	—	—	—	—	—	—	(184)	(184)
Equity-based compensation subsequent to Corporate Reorganization	—	—	—	—	—	3,574	—	—	3,574

Balance, December 31, 2024	$—	9,200,000	54,087,158	$9	$54	$125,484	$17,124	$7,305	$149,976

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(In thousands, except share amounts)	Members’ Equity	Non-Controlling Interests	Total Equity

Balance, December 31, 2022	$42,729	$33,200	$75,929
Contributions	—	889	889
Non-cash equity contribution	—	225	225
Net income	23,902	13,818	37,720
Distributions	(38,422)	(16,482)	(54,904)

Balance, December 31, 2023	$28,209	$31,650	$59,859

See accompanying notes to Consolidated Financial Statements

7
3

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED
STATEMENTS
OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2024

Operating activities
Net income (loss)	$37,720	$(71,033)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,234	19,772
Share-based compensation expense (income)	(6,090)	131,490
Provision for losses on accounts receivable	5,070	6,370
Other	283	767
Changes in operating assets and liabilities:
Accounts receivable	(14,296)	(25,485)
Inventories	4,426	(1,151)
Other current assets	(4,688)	(1,979)
Accounts payable	6,295	13,230
Accrued compensation	3,013	(2,967)
Other operating liabilities	20,852	(11,054)

Net cash provided by operating activities	70,819	57,960

Investing activities
Purchases of property and equipment	(14,556)	(16,368)
Payment for acquisitions	(985)	(14,710)
Other	2,100	671

Net cash used in investing activities	(13,441)	(30,407)

Financing activities
Proceeds from equity offering, net of underwriter fees	—	119,784
Payments of equity offering costs	—	(4,157)
Payments to Class B common stock stockholders	—	(55,176)
Borrowings from notes payable	—	15,000
Repayment of notes payable	(4,000)	(38,000)
Borrowings from line of credit	269,500	189,300
Repayments of line of credit	(264,500)	(198,300)
Principal payments on finance lease obligations	(3,893)	(4,481)
Deferred payments related to acquisitions	(325)	—
Contributions from non-controlling interests	889	2,758
Distributions to non-controlling interests	(16,482)	(14,463)
Member distributions	(38,422)	(35,750)
Other	—	(160)

Net cash used in financing activities	(57,233)	(23,645)

Net change in cash and cash equivalents	145	3,908
Cash and cash equivalents, beginning of period	607	752

Cash and cash equivalents, end of period	$752	$4,660

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,783	$3,121

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment through finance leases	$5,873	$3,529

Accrued and capitalized offering costs recorded to additional paid-in capital	$—	$8,866

Non-cash equity contributions from non-controlling members	$—	$5,604

See accompanying notes to Consolidated Financial Statements

7
4

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
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
All long-lived assets were held in the United States as of December 31, 2023 and 2024. All revenues were generated in the United States during the years ended December 31, 2023 and 2024.
Organization
The Company was incorporated in the state of Delaware on November 16, 2021. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related corporate reorganization transactions in order to carry on, as a publicly traded entity, the business of Guardian Pharmacy, LLC, which was formed on July 21, 2003 as an Indiana limited liability company, as a publicly-traded entity.
Corporate Reorganization
Prior to the IPO, we conducted our business through Guardian Pharmacy, LLC, and its majority-owned and wholly-owned limited liability company subsidiaries, which were treated for income tax purposes as partnerships and disregarded entities, respectively. Immediately prior to the IPO, we completed a series of corporate reorganization transactions (the “Corporate Reorganization”), pursuant to which:

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
Non-Converted
Subsidiaries; and

•
Guardian Pharmacy, LLC became a wholly-owned subsidiary of the Company by participating in a merger with a transitory subsidiary of the Company. Pursuant to the merger, each Common Unit of Guardian Pharmacy, LLC was converted into (i) one share of the Company’s Class B common stock, par value $0.001 per share (“Class B common stock”) and (ii) the right to receive $1.02 in cash per share, without interest (collectively, the “Merger Consideration”). In the merger, 54,094,232 shares of Class B common stock were issued in exchange for Common Units of Guardian Pharmacy, LLC. In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, such issued shares of Class B common stock will automatically convert on a one-for-one
basis into shares of the Company’s Class A common stock, par value $0.001 per share (“Class A common stock”), with 25% of such holder’s shares of Class B

7
5

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

common stock converting into shares of
Cla
ss A common stock on each of the following dates: (i) March 28, 2025; (ii) September 27, 2025; (iii) March 28, 2026; and (iv) September 27, 2026. The Merger Consideration was $55,176 and was paid using the proceeds from the IPO.

As a result of the Corporate Reorganization, the Company became a holding company with no material assets other than its 100% interest in Guardian Pharmacy, LLC, and the Converted Subsidiaries became wholly-owned subsidiaries of Guardian Pharmacy, LLC. In addition, Guardian Pharmacy, LLC remained the majority owner of each of the
Non-Converted
Subsidiaries.
The
Non-Converted
Subsidiaries collectively own ten pharmacies that are (i) greenfield start-up
pharmacies in various stages of development and integration with Guardian and do not currently have material operations or (ii) pharmacies that we recently acquired. After a period of time that would typically be sufficient to allow such pharmacies to adopt our operating practices and experience meaningful growth in residents served and earnings, we expect to acquire the minority membership interests of such
Non-Converted
Subsidiaries.
As a result of the Corporate Reorganization, the Company recorded deferred tax assets and liabilities attributable to the business of Guardian Pharmacy, LLC. In addition, the Company received tax basis for the $55,176 in cash payments related to the Merger Consideration, which are amortizable for tax purposes. To reflect this new taxability at the corporate level and the tax step-up,
the Company recorded an incremental net deferred tax asset through additional paid-in
capital of $5,973. See Note 14
Income Taxes
for further discussion.
Initial Public Offering
On September 27, 2024, the Company consummated its IPO of 8,000,000 shares of its Class A common stock, as described in the Company’s final prospectus dated September 25, 2024, filed with the Securities and Exchange Commission (“SEC”) on September 26, 2024, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”). Also on September 27, 2024, the underwriters for the IPO exercised in full their option to purchase an additional 1,200,000 shares of Class A common stock. The 9,200,000 shares were issued at a public offering price of $14.00 per share, resulting in net proceeds to the Company of $119,784, after deducting underwriting discounts of $9,016. In addition to the underwriting discounts, the Company incurred $13,023 of offering costs, which were recorded to additional paid-in
capital.
2. Summary of Significant Accounting Policies
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and all controlled subsidiaries (collectively, the “Company”). All intercompany transactions and accounts have been eliminated. Results of operations of the Company’s controlled subsidiaries have been included from the date of acquisition.
Basis of Presentation
The Consolidated Financial Statements are prepared in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”).
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

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

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
Segment Reporting
During 2023, the Company modified its internal management reporting including the information regularly used by the chief operating decision maker (“CODM”) to assess performance and allocate resources. As a result, the Company re-evaluated
its operating segment conclusions and determined that it has a single operating segment. Changes to the Company’s operating segment conclusions have no impact on historical consolidated results of operations, financial position, or cash flows. The Company will not be required to provide recast financial information as the Company previously aggregated operating segments into one reportable segment. See Note 12
Segments
for further information.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.
Fair Value
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

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The Company estimates that the carrying amount of the line of credit and notes payable approximates fair value due to the fluctuation of their variable interest rates with market movement.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

The following table summarizes the valuation of liabilities measured at fa
ir value on a recurring basis on the Company’s Consolidated Balance Sheets:

	Level 1	Level 2	Level 3

December 31, 2023
Liabilities:
Contingent consideration obligations (1)	$—	$—	$—

Fair value of financial instruments	$—	$—	$—

December 31, 2024
Liabilities:
Contingent consideration obligations (1)	$—	$—	$2,700

Fair value of financial instruments	$—	$—	$2,700

(1)
The fair value measurement of the contingent consideration obligations arising from acquisitions is based upon Level 3 unobservable inputs including, in part, the estimate of future cash flows based upon the likelihood of achieving the various criteria triggering the payment of the obligations. The fair values of the liabilities associated with contingent consideration obligations were derived using the income approach with unobservable inputs, which included future earnings forecasts for which there is no market data. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the year ended December 31, 2024 there were no material gains or losses related to liabilities classified as Level 3 as a result of fair value adjustments. Changes in the fair value of the contingent consideration obligations are recorded within Selling, general and administrative expenses.

The following table provides a reconciliation of the activity for the Level 3 contingent consideration fair value measurements during the years ended December 31, 2023 and 2024:

Balance at December 31, 2022	$451
Payments	(451)

Balance at December 31, 2023	—
Current year acquisitions	2,700

Balance at December 31, 2024	$2,700

Cash and Cash Equivalents
Cash consists primarily of demand deposits held with financial institutions. The Company considers all highly liquid investments purchased with an original maturity of three months or less when purchased to be cash equivalents for financial statement presentation.
Accounts Receivable
Accounts receivable consists primarily of amounts due from third parti
es (e.g., pharmacy benefit managers, insurance companies, governmental agencies, and long-term care facilities) and private pay customers. Accounts receivable are stated at cost less an allowance for credit losses, the net of which approximates fair value.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Allowance for Credit Losses
Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to the operating performance and the financial condition of the Company. The primary collection risk relates to amounts due from long-term care facilities and private pay customers, as billings to these customers can be complex and may lead to payment disputes or delays. The Company establishes an allowance for accounts receivable considered to be at increased risk of becoming uncollectible to reduce the carrying value of such receivables to their estimated net realizable value.
When establishing this allowance for credit losses, the Company considers such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable, current and expected economic conditions, and other relevant factors. The allowance for credit losses is regularly reviewed for appropriateness. Judgment is used to assess the collectability of account balances and the economic ability of customers to pay. At the time a balance is definitively deemed to be uncollectible, the balance is written off against the allowance for credit losses. The charges recorded for credit losses is reported within Selling, general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2023 and 2024, the allowance for credit losses was $6,171 and $8,868, respectively.
The
table below outlines the activity for the allowance for credit losses for the years ended December 31, 2023 and 2024:

Balance at December 31, 2022	$5,371
Additions	5,718
Deductions	(4,918)

Balance at December 31, 2023	6,171
Additions	8,388
Deductions	(5,691)

Balance at December 31, 2024	$8,868

Rebates
The Company receives rebates, discounts, and other price concessions relating to purchases from its suppliers and vendors. The Company estimates rebates earned and the associated receivable from pharmaceutical wholesalers and manufacturers, group purchasing organizations (“GPOs”) and vendors, based on estimates of the qualifying prescriptions dispensed or the key products purchased and sold. The receivables are recognized at the end of the period in the Consolidated Financial Statements within Accounts receivable and as a reduction to Cost of goods sold and Inventories as appropriate.
Inventories
Inventories consist primarily of purchased pharmaceuticals held for sale to customers. Inventories are recorded at the lower of cost
(first-in,
first-out
method) or net realizable value.
Physical inventory counts are taken quarterly and used to record the inventory balances on hand to ensure the amounts reflected in the accompanying Consolidated Financial Statements are properly stated. Costs include the purchase price of pharmaceuticals, which is reduced for rebates earned associated with inventory remaining at the end of each period, and overhead. There is no significant obsolescence reserve recorded since the Company

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

has not experienced (nor does it expect to experience) significant levels of inventory obsolescence write-offs due to the ability to return unused drugs to its suppliers and vendors for credit.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation. See Note 4
Property and Equipment
for more information.
Leases
In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standard Codification (“ASC”), 842 - Leases (“ASC 842”), the Company has applied the practical expedient to account for the lease and non-lease
components as a single lease component for all leases. The Company also made an accounting policy election to not recognize right-of-use
(“ROU”) assets and liabilities for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised.
For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of fixed lease payments over the term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the Company’s determination of lease payments when appropriate. Variable lease payments are recognized as incurred.
As the implicit rate is not readily determinable for the Company’s leases, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. The Company applied a portfolio approach using an estimated incremental borrowing rate upon adoption of ASC 842.
Leases
that transfer substantially all the benefits and risks of ownership of property to the Company or otherwise meet the criteria for capitalization are accounted for as finance leases. To reflect their purchase and financing, assets acquired under finance leases are recorded on the Consolidated Balance Sheets as Property and equipment, and amounts due under finance leases are recorded as Other Liabilities, Current and Long-Term. Depreciation of assets recorded under finance leases is provided on a straight-line basis over the period of their estimated useful lives (or lease term if shorter) and is reported on the Consolidated Statements of Operations within either Cost of goods sold or Selling, general and administrative expense as determined by the nature of the asset
. See Note 7
Lease Obligations
for more information.
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of property and equipment, as well as intangible assets with definite lives. Intangible assets with definite lives primarily include customer lists and trademarks that are recognized as a result of acquisitions. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
The Company groups and evaluates long-lived assets for impairment at the lowest level at which individual cash flows can be identified whenever events or changes in circumstances indicate that the carrying value of an asset ma
y
not be recoverable. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted and without interest charges). If the estimated undiscounted future cash flows used in this analysis are less than the carrying

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s fair value. If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s fair value. The Company concluded there was no impairment of long-lived assets during the years ended December 31, 2023 or 2024.
Goodwill
Goodwill is the excess of the consideration transferred over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company does not amortize goodwill. The Company tests its goodwill annually during the fourth quarter of its fiscal year or when events and circumstances indicate that impairment may have occurred and requires impairment charges to be recognized based on the difference between the carrying amount of the reporting unit and its fair value. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment). Prior to performing the impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The Company’s annual impairment testing date is October 1.
No impairment of goodwill resulted from the Company’s annual impairment testing in 2023 or 2024. See Note 5
Goodwill and Intangible Assets
for more information.
Intangible Assets
The Company’s intangible assets with definite lives primarily include customer lists and trademarks. Intangible assets are stated at their acquired fair value less accumulated amortization. These assets are amortized over periods ranging from five to twenty years using a straight-line method. The Company considers the period of expected cash flows and underlying data to be the best estimate in measuring fair value when determining their useful lives.
Contingent Consideration
When an acquisition involves a contingent consideration arrangement, the Company recognizes a liability as of the acquisition date equal to the fair value of expected contingent payments. This liability is remeasured each reporting period and changes in the fair value are reported within Selling, general and administrative expenses on the Consolidated Statements of Operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing or likelihood of achieving certain revenue or other targets. Payments made greater than three months after the acquisition date up to the fair value of the contingent consideration established at the acquisition date are reported as financing activities on the Consolidated Statements of Cash Flows while payments in excess of such amounts are reported as operating activities on the Consolidated Statements of Cash Flows.
The terms of the contingent consideration arrangement may include certain provisions that the Company contribute additional capital to its subsidiaries to fund payment of the contingent payment when earned. These provisions may also require the Company to issue additional equity in its subsidiaries to non-controlling
interest members to avoid dilution of their ownership upon payment of contingent obligations.
Loss Contingencies
The Company may become involved in legal proceedings and other matters that may result in loss contingencies. A liability is established for such matters when it is probable that a loss has been incurred and the amount of loss

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

can be reasonably estimated. Liabilities for loss contingencies are recorded within Other current liabilities and Other liabilities on the Company’s Consolidated Balance Sheets. See Note 9
Commitments and Contingencies
for more information.
Revenue Recognition
Revenue is recognized when control of the promised goods are transferred or services are provided to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Each prescription represents a separate performance obligation of the Company, separate and distinct from other prescriptions under customer arrangements.
A significant portion of the Company’s revenues from sales of pharmaceutical and medical products is subject to reimbursement by federal Medicare (i.e., Part A, B, D) programs and state Medicaid programs. The total net sales and receivables reported on the Company’s Consolidated Financial Statements are recorded at the amount expected to be ultimately received from these payors. Billing functions for a portion of the Company’s revenue systems are largely computerized, submitting claims for online adjudication electronically, with simultaneous feedback of the amount expected to be received at the time of sale to determine and record net revenues.
Patient
co-payments
are billed to the patient as part of the Company’s normal billing procedures. Additionally, the Company bills certain long-term care facilities for the sale of pharmaceuticals. These billings are subject to the Company’s normal accounts receivable collections procedures. No disaggregation of revenue is necessary as the impact of economic factors is comparable due to the similarity in the types of services provided for the long-term care facilities or residents served.
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable.
At times, cash balances at financial institutions are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. FDIC insurance covers all deposit accounts, including checking and savings accounts, money market deposit accounts, and certificates of deposit, up to $250 per depositor, per insured bank, for each account ownership category. The Company believes it mitigates any risks by depositing cash with major financial institutions.
Credit
risk on accounts receivable is generally diversified due to the number of entities comprising the customer base. The Company generally does not require collateral from its customers in connection with the extension of credit in the form of accounts receivable balances. Management regularly reviews the allowances for credit losses for appropriateness.
Fo
r the years ended December 31, 2023 and 2024, no single customer accounted for 10% or more of the Company’s revenues.
Delivery Expenses
The Company incurred expenses totaling $35,538 and $40,716 for the ye ar
s ended December 31, 2023 and 2024, respectively, to deliver products sold to its customers. Delivery expenses are reported within Cost of goods sold on the Consolidated Statements of Operations.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Advertising and Marketing Expenses
The Company incurred advertising and marketing expenses totaling $3,384 and $3,502 for the years ended December 31, 2023 and 2024, respectively. Advertising and marketing expenses are expensed as incurred and are reported within Selling, general, and administrative expenses on the Consolidated Statements of Operations.
Share-based Compensation
The Company records compensation costs related to the vesting of equity-based and liability-based awards on its Consolidated Statements of Operations. See Note 11
Share-based Compensation
for more information.
Stockholders’ Equity
Common Stock
We have two classes of common stock: Class A common stock, which has one vote per share, and Class B common stock, which has one vote per share. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders (including the election of directors), except as otherwise required by applicable law and except in connection with amendments to our certificate of incorporation that increase or decrease the par value of the shares of such class, or alter or change the powers, preferences or special rights of the shares of either class so as to affect the holders of such shares adversely. There are no shares of preferred stock outstanding.
Voting
Holders of shares of our Class A common stock and Class B common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors elected by our stockholders. The holders of our Class A common stock and Class B common stock do not have cumulative voting rights in the election of directors.
Dividends
Holders of shares of our Class A common stock and Class B common stock are entitled to receive dividends when, as and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.
Liquidation
Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Class A common stock and Class B common stock will be entitled to receive ratably our remaining assets available for distribution, unless different treatment of the shares of each such class is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.
Fully Paid and
Non-Assessable
All shares of our Class A common stock and Class B common stock outstanding are fully paid and non-assessable.
The Class A common stock and Class B common stock will not be subject to further calls or assessments by us.

8
3

Guardian Phar
ma
cy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Rights and Preferences
Holders of shares of our Class A common stock do not have preemptive, conversion, subscription or redemption rights. Holders of shares of our Class B common stock do not have preemptive, subscription or redemption rights. Shares of our Class B common stock are convertible into shares of our Class A common stock as described below under “—Transfer Restrictions and Conversion of Class B Common Stock.” There are no redemption or sinking fund provisions applicable to the Class A common stock or Class B common stock. The rights powers, preferences and privileges of our Class A common stock and Class B common stock are subject to those of the holders of any shares of our preferred stock or any other series or class of stock we may authorize and issue in the future.
Transfer Restrictions and Conversion of Class B Common Stock
Shares of Class B common stock may not be transferred by the holder thereof, unless such transfer is a “Permitted Transfer.” We refer to a transferee of shares of Class B common stock received in a Permitted Transfer as a “Permitted Transferee.” In accordance with our certificate of incorporation, a “Permitted Transfer” generally will include any transfer of Class B common stock (i) approved in advance by our board of directors; (ii) to a family member of the holder; (iii) to certain entities owned by the holder or certain trusts (each, a “Permitted Entity”); (iv) upon a holder’s death by will, intestate succession or operation of law; or (v) by a Permitted Entity to a family member of the holder or any other Permitted Entity of the holder.
As provided in our certificate of incorporation, with respect to each holder of Class B common stock (and any subsequent Permitted Transferee) (a “Qualified Stockholder”), such holder’s shares of Class B common stock will automatically convert into shares of Class A common stock on a one-for-one
basis pursuant to the
two-year
conversion schedule set forth in our certificate of incorporation. We refer to the date of issuance of the relevant shares of Class B common stock as the “Class B Issuance Date.” With respect to each holder being issued shares of Class B common stock on the Class B Issuance Date, 25% of such holder’s shares of Class B common stock will convert into shares of Class A common stock on each of the following dates: (i) March 28, 2025; (ii) September 27, 2025; (iii) March 28, 2026; and (iv) September 27, 2026.
If the conversion of any shares of Class B common stock would result in the conversion of any fractional share, the number of shares so converted will be rounded down to the nearest whole number. Notwithstanding the foregoing conversion terms, our board of directors may accelerate the conversion of all or any portion of Class B common stock to earlier times, including to permit participation of holders of Class B common stock in underwritten secondary public offerings or for any other reason.
Members’ Equity (all numbers presented as whole numbers)
Prior to the Corporate Reorganization, Guardian Pharmacy, LLC had two classes of members: preferred and common. Generally, 1.0 preferred unit was issued for each $1,000 of capital contributed prior to March 1, 2007, and 0.8338 preferred units were issued for each $1,000 of capital contributed from March 1, 2007 to February 28, 2011. Subsequent to February 28, 2011, 0.5087 preferred units were issued for each $1,000 contributed. In addition, preferred unit holders were entitled to a preferred return of 6% annually on their unrecovered capital balance. As of December 31, 2023 and 2024, there was no unrecovered capital or unpaid preferred return outstanding.
Prior
to the Corporate Reorganization, net income and distributions were allocated to the preferred and common unit holders in accordance with the Guardian Pharmacy, LLC Operating Agreement. In the case of certain events, the preferred units could have been converted into common units on a one-to-one
basis. Additionally, common units in the Company could have been issued in exchange for minority interests owned in a subsidiary.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

As

of December 31, 2023, there were 27,407 (issued in the amount of $31,645,099) Series A Preferred Units issued and Outstanding. As of December 31, 2023, there were 5,048 (issued in the amount of $9,000,000) Series B Preferred Units issues and outstanding. All Preferred Units were converted as part of the Corporate Reorganization and none were outstanding as of December 31, 2024. In general, Series B Preferred had distribution priority over Series A Preferred.
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
The Company accounts for income taxes pursuant to the asset and liability method of ASC 740, Income Taxes, which requires it to recognize current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year and deferred tax assets or liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets or liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates as well as net operating losses and credit carryforwards, which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when, based upon the available evidence, it is more likely than not that a portion or all of a deferred tax asset will not be realized.
In determining the Company’s tax expense for financial reporting purposes, the Company establishes a reserve when there are transactions, calculations and tax filing positions for which the tax determination is uncertain and it is more likely than not that such positions would not be sustained upon examination. The Company’s policy is to recognize potential interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2024, no liability for uncertain tax positions was required. See Note 14
Income Taxes
for additional disclosures regarding income taxes.
The Company prepares and files tax returns based on interpretations of tax laws and regulations. The Company’s tax returns are subject to examination by various taxing authorities in the normal course of business. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. Prior to the Corporate Reorganization, Guardian Pharmacy, LLC was subject to minimal state income taxes, including the Texas margin tax.
Debt Issuance Costs
Debt issuance costs are amortized to interest expense, using the effective interest method, based on forecasted principal payments, over the estimated life of the related debt instrument. The Company presents debt issuance costs related to notes payable as a direct reduction of Notes payable on the Consolidated Balance Sheets. Debt issuance costs related to the line of credit are presented as Other current assets.

8
5

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

New Accounting Pronouncements
The following table provides a description of recent accounting pronouncements that are applicable to the Company’s Consolidated Financial Statements:

New Accounting Standards Adopted
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
		January 1, 2024 for annual disclosures. January 1, 2025 for interim disclosures.	The Company adopted the standard on January 1, 2024. See Note 12 Segments for new disclosures.

8
6

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

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

New Accounting Standard Not Yet Effective
ASU Number and Name	Description	Anticipated Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption
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
January 1, 2025 for annual disclosures.
The Company will adopt the new disclosures for the annual periods beginning on January 1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be required to be disclosed as well as the impact to the Income Taxes footnote in the Form
10-K.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

ASU Number and Name	Description	Anticipated Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption
2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
ASU
2024-03
requires Public Business Entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered “relevant.”
January 1, 2027 for annual disclosures; January 1, 2028 for interim disclosures
The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the incremental disaggregated expense information that will be required to be disclosed.

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
During the year ended December 31, 2024, the Company completed acquisitions of various pharmacy operations (the “Acquisitions”). Total consideration for the Acquisitions included cash of $14,710, and contingent earnout payments of up to $2,700 if certain revenue and earnings targets are achieved by certain acquired entities during the two-year
period subsequent to the respective acquisition dates. The fair value of the contingent consideration arrangement at the acquisition dates and at December 31, 2024 was $2,700. The total preliminary purchase consideration for the Acquisitions was $17,410.
The Acquisitions included
non-controlling
interests, for which the fair value was estimated to be $5,371 at the time of the Acquisitions. The fair value of the non-controlling
interests was estimated by utilizing the implied fair value of the non-controlling
interests, determined based on the acquisition price, and considering discounts necessary due to the lack of marketability and lack of control associated with the non-controlling
interests. During 2024, we incurred an immaterial amount of acquisition costs in connection with the Acquisitions.
The Acquisitions were treated as a purchase in accordance with ASC 805, Business Combinations, which requires recognition of the estimated fair values of assets acquired and liabilities assumed in a transaction. Our recognition of the assets acquired and liabilities assumed was based on management’s judgement after evaluating several factors, including a valuation assessment. There were no material measurement period adjustments recognized in periods subsequent to the Acquisitions.

8
8

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

The recognition of the assets and liabilities of the Acquisitions as of December 31, 2024 is as follows:

(in thousands)	Fair Value

Total purchase consideration	$17,410
Net assets acquired:
Inventory	2,671
Other assets	2,446
Intangible Assets	6,236
Other liabilities	(1,822)
Non-controlling interest equity	(5,371)

Net assets acquired	4,160

Goodwill	$13,250

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the Acquisitions. Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the long-term care pharmacy industry, the assembled workforce acquired, expected revenue synergies, as well as operating efficiencies and cost savings. Of the $13,250 of goodwill recorded related to the Acquisitions, $9,957 is expected to be deductible for tax purposes.
Intangible assets are comprised of customer lists and trademarks. The fair values for the customer lists and trademarks were $5,686 and $550, respectively. The weighted average useful lives for the customer lists and trademarks were 10 years and 5 years, respectively.
Consolidated Results of Operations
The results of operations for the Acquisitions have been included in the consolidated financial statements since the dates of acquisition. During the year ended December 31, 2024, the Company’s consolidated statements of operations included $55,115 of revenue associated with the Acquisitions. Net income associated with the Acquisitions is not material to the consolidated financial statements.
The comparable prior period results of operations associated with the Acquisitions are not material to the consolidated financial statements, and as such, supplemental pro forma financial information is not presented.
4.  Property and Equipment
Property and equipment are depreciated on a straight-line basis over the period of their estimated useful lives. As of December 31, 2024, the estimated useful lives of the Company’s assets are as follows:

Pharmacy and lab equipment	5–7 years
Automobiles	3 years
Computer equipment and software	3 years
Leasehold improvements	Lesser of useful life or lease term
Furniture, fixtures, and office equipment	5 years

8
9

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Property and equipment as of December 31,
consisted
of the following:

	2023	2024

Pharmacy and lab equipment	$60,506	$68,635
Automobiles	17,918	18,855
Computer equipment and software	13,825	15,087
Leasehold improvements	14,043	17,345
Furniture, fixtures, and office equipment	7,696	7,941

	113,988	127,863
Less accumulated depreciation	(68,924)	(77,980)

Total property and equipment, net	$45,064	$49,883

Depreciation expense for the years ended December 31, 2023 and 2024 was $15,166 and $16,470 respectively. Depreciation of assets is reported on the Consolidated Statements of Operations as either Cost of goods sold or Selling, general and administrative expense, as determined by the nature of the asset. Depreciation expense reported in Cost of goods sold for the years ended December 31, 2023 and 2024 was $6,507 and $7,060, respectively. Depreciation expense reported in Selling, general and administrative expense for the years ended December 31, 2023 and 2024 was $8,659 and $9,410, respectively.
5.  Goodwill and Intangible Assets
The Company assesses the value of its goodwill at the reporting unit level under either a qualitative or quantitative approach. When applying a qualitative approach, the Company assesses the likelihood of goodwill impairment to assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. On October 1, 2024, the Company performed its annual impairment assessment, under a qualitative approach, and as a result no impairment was recognized in the current period as a result of the Company’s assessment. Further, no significant events or conditions occurred during the quarter ended December 31, 2024 that would have affected the conclusions of the Company’s annual assessment.
A summary of the change in the carrying amount of goodwill for the year ended December 31, 2024 is as follows:

Balance at December 31, 2023	$56,046
Acquisitions	13,250

Balance at December 31, 2024	$69,296

Intangible assets consist primarily of customer lists and trademarks related to the
businesses acquired. Customer lists, trademarks and other intangible assets are amortized on a straight-line basis over the period of their estimated useful lives as follows:

Customer lists	9 to 10 years
Trademarks and other intangible assets	5 to 20 years

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

The carrying amount and accumulated amortization of the customer lists, trademarks and other intangible assets as of December 31 are as follows:

	2023			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets:
Customer lists	$42,267	$(31,978)	$10,289	$47,953	$(34,889)	$13,064
Trademarks and other inta ng ible assets	7,181	(5,491)	1,690	7,731	(5,883)	1,848

Total intangible assets	$49,448	$(37,469)	$11,979	$55,684	$(40,772)	$14,912

Amortization expense related to finite-lived intangible assets for the years ended December 31, 2023 and 2024 was $3,068 and $3,302, respectively.
The
estimated amortization expense for the next five years ending December 31 and thereafter is as follows:

2025	$3,290
2026	2,748
2027	2,290
2028	1,967
2029	1,569
Thereafter	3,048

Total	$14,912

6.  Debt Arrangements
Line of credit
On May 13, 2024, the Company entered into the Sixth Amendment to Third Amended and Restated Loan and Security Agreement (the “Amendment”) to the existing credit facility (“Credit Facility”). The amendment extended the line of credit termination date from April 23, 2025 to April 23, 2027. The line of credit now bears an interest rate equal to the one-month
Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The total amount available under the line of credit as of December 31, 2024 is $40,000. The amounts outstanding under the line of credit as of December 31, 2023 and 2024 were $9,000 and $0, respectively.
Notes Payable
Notes payable consists of the following:

(in thousands)	December 31, 2023	December 31, 2024

Term loan	$23,000	$—
Deferred financing costs, net	(31)	—

Total notes payable	22,969	—
Less current portion	(3,977)	—

Notes payable, net of current portion	$18,992	$—

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Additionally
, the Amendment added a new term loan of $15,000 to the Credit Facility and extended the maturity date of the existing and new term loan (collectively referred to as the “Term Loan”) to April 23, 2027. The interest rate of the Term Loan bears an interest rate equal to the one-month
SOFR plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. Prior to the payoff discuss
e
d below, the Term Loan was payable in quarterly installments of $1,375 through March 31, 2027, with the remaining balance of the term loan due in a final lump sum payment at maturity on April 23, 2027.
On December 9, 2024, the Term Loan was paid off in full, with no future payment obligations.
The Company was in compliance with all debt covenants at December 31, 2024.
7.  Lease Obligations
Lease Population
The Company leases various real estate, including certain operating facilities. warehouses, and office space, all of which are operating leases. The Company also leases pharmacy equipment and vehicles, all of which are finance leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
Lease Position
The following table summarized the lease-related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31:

		December 31,
Assets	Balance Sheet Location	2023	2024

Operating lease assets	Operating lease right-of-use assets	$28,113	$29,079
Finance lease assets	Property and equipment, net	8,192	6,870

Total lease assets		$36,305	$35,949

Liabilities
Current
Operating lease liabilities	Operating leases, current portion	$6,229	$6,836
Finance lease liabilities	Other current liabilities	3,915	3,783
Noncurrent
Operating lease liabilities	Operating leases, net of current portion	22,803	23,297
Finance lease liabilities	Other liabilities	4,236	3,416

Total lease liabilities		$37,183	$37,332

Weighted-average remaining lease term
Operating leases		5.3 years	4.8 years
Finance leases		2.6 years	2.3 years
Weighted-average discount rate
Operating leases		5.09%	5.51%
Finance le as es		5.77%	6.02%

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Lease Costs
The following tables summarize the lease-related costs for finance and operating leases for the years ended December 31:

	2023	2024

Finance lease cost
Amortization of leased assets	$3,801	$4,212
Interest on lease liabilities	456	498
Operating lease cost	7,641	8,405
Short-term lease cost	247	233
Variable lease cost	1,914	2,092

Total lease cost	$14,059	$15,440

Other Information

	Year Ended December 31, 2023	Year Ended December 31, 2024

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9,104	$10,634
Operating cash flows for finance leases	$424	$442
Financing cash flows for finance leases	$3,893	$4,481
Changes in the balance of the operating lease ROU asset and operating lease liability are recorded on a net basis within Other, as adjustments to net income on the operating activities section of the Consolidated Statements of Cash Flows.
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the December 31, 2024 Consolidated Balance Sheet.

	Operating Leases	Finance Leases

2025	$7,804	$4,216
2026	7,203	2,597
2027	6,467	986
2028	5,652	119
2029	4,740	63
Thereafter	2,546	—

Total lease payments	34,412	7,981
Less: amount of lease payments representing interest	(4,279)	(782)

Present value of future lease payments	30,133	7,199
Less: current obligations under leases	(6,836)	(3,783)

Long-term lease obligations	$23,297	$3,416

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

8.  Retirement Plan
The Company sponsors a 401(k) plan for eligible employees. All full-time employees of the Company are eligible to participate in the plan after thirty days of employment with employer contributions vesting after two years of employment. The maximum matching percentage for the years ended December 31, 2023 and 2024, was 3.5% of participant contributions. The Company made matching contributions for the years ended December 31, 2023 and 2024 in the amount of $4,556 and $5,075, respectively. These contributions are recorded to selling, general, and administrative expenses or cost of goods sold on the consolidated statements of operations, dependent on the nature of each employee’s responsibilities.
9.  Commitments and Contingencies
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
Legal expenses include attorneys’ fees, litigation expenses and settlements. For the years ended December 31, 2023, and 2024, the Company recorded legal expenses totaling $24,234 and $5,084, respectively.
10.  Basic and Diluted Loss Per Share
Basic earnings per share of Class A and Class B common stock is computed by dividing net income attributable to Guardian Pharmacy Services, Inc. by the weighted-average number of shares of Class A and Class B common stock outstanding during the period. The Class A and Class B common stock are identical in their rights and privileges, except that shares of Class B common stock are subject to transfer restrictions prior to their conversion into shares of Class A common stock. Therefore, the basic earnings per share for Class A and Class B common stock will be equal. Diluted earnings per share of Class A and Class B common stock is computed by dividing net income attributable to Guardian Pharmacy Services, Inc. by the weighted-average number of shares of Class A and Class B common stock outstanding, adjusted to give effect to potentially dilutive elements. As the Company recorded a net loss during the year ended December 31, 2024, the potential adjustments to basic earnings per share were anti-dilutive, and thus, basis earnings per share and diluted earnings per share are equal. The $55,176 Merger Consideration payment made to Class B common stock stockholders in connection with the Corporate Reorganization and IPO did not have an impact on income available to common stockholders.
The Company analyzed the calculation of earnings per unit, related to units of Guardian Pharmacy, LLC, for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Further, the Company had no operations prior to the Corporate Reorganization and the number of shares issued prior to the Corporate Reorganization was 100, which we have determined is not meaningful. Therefore, earnings per share information has not been presented for the year ended December 31, 2023, and the basic and diluted earnings per share calculations for the year ended December 31, 2024 represent the post
IPO
period from September 27, 2024 to December 31, 2024 only.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share an
d
per share amounts)

The following table sets forth (in thousands) the computation of net income (loss) attributable to the Company used to compute basic net income (loss) per share of Class A and Class B common stock for the year ended December 31, 2024.

(in thousands)	Year Ended December 31, 2024

Numerator:
Net income (loss)	$(71,033)
Less: Net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	22,760
Less: Net income attributable to noncontrolling interests	16,254

Net income (loss) attributable to Guardian Pharmacy Services, Inc.	$(110,047)

The
following table sets forth the computation of basic
and
diluted net income per share of Class A and Class B common stock (in thousands, except share amounts, and per share amounts):

	Year Ended December 31, 2024
	Class A	Class B

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to Guardian Pharmacy Inc.	$(16,261)	$(93,786)
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	9,162,500	52,843,311

Basic net income (loss) per share attributable to common stockholders	$(1.77)	$(1.77)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to Guardian Pharmacy Inc.	$(16,261)	$(93,786)
Denominator:
Number of shares used in basic computation	9,162,500	52,843,311
Dilutive Restricted Stock Units and Class B Common Stock	—	—

Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income (loss) per share	9,162,500	52,843,311

Diluted net income (loss) per share attributable to common stockholders	$(1.77)	$(1.77)

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year Ended December, 31 2024
	Class A	Class B

Anti-dilutive unvested Restricted Stock Units and Class B Common Stock	99,892	576,113

Total anti-dilutive securities	99,892	576,113

11.  Share-based Compensation
Prior to the Corporate Reorganization and IPO, share-based compensation expense (income) primarily related to awards in the form of Restricted Interest Units. These cash-settled awards were recorded as liabilities until payout was made or the award was forfeited. These units vested in their entirety on the third anniversary of their grant date. Vesting is subject to continued service. Compensation costs are recognized ratably over the vesting period based upon the value of the awards as of period end.
The value of these awards was remeasured and reported as Share-based compensation liability on the accompanying Consolidated Balance Sheets at the end of each reporting period based on the change in calculated value of the shares pursuant to the prescribed calculation contained in the Restricted Interest Purchase Agreements. The primary inputs used to value the awards are the volume and accumulated vesting status of the issued awards and the historical adjusted earnings of the Company (inclusive of share-based compensation expense (income), outstanding capital and debt obligations of the Company as of the measurement date). The liability and corresponding expense were adjusted accordingly until the awards are settled. Vested Restricted Interest Units are typically repurchased by the Company upon termination of employment at the calculated value.
The Company recorded $15,210 and $0 of share-based compensation liability within Other liabilities on its Consolidated Balance Sheets as of December 31, 2023 and December 31, 2024, respectively.

Prior to the Corporate Reorganization, for the years ended December 31, 2023, and 2024, the Company recorded ($6,090) and $5,673 of share-based compensation income and expense, respectively, related to the Restricted Interest Units.
Restricted Interest Units Conversion
In connection with the Corporate Reorganization and IPO, Restricted Interest Unit awards associated with the Converted Subsidiaries and Guardian Pharmacy, LLC were converted to Common Units of Guardian Pharmacy, LLC, with the Common Units in Guardian Pharmacy, LLC then being converted into 12,321,282 shares of Class B common stock of the Company, some of which are subject to additional service vesting requirements (see Note 1 Organization and Background above for further discussion of the Corporate Reorganization and IPO). This conversion of Restricted Interest Units was treated as a modification, and as a result, the Company recognized $125,741 of share-based compensation expense during the year ended December 31, 2024, attributable to the increased fair value of the vested units. This is considered an expense of the Company, as it was incurred in connection with the Corporate Reorganization and IPO, and as such, it is included in net income (loss) attributable to Guardian Pharmacy Services, Inc. on the consolidated statements of operations for year ended December 31, 2024.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
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

Year ended December 31, 2024

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
Class B common stock, issued as incentive awards, activity is as follows during the per
iods indicated:

	Class B Common Stock	Weighted Average Grant Date Fair Value
Unvested at September 27, 2024	—	$—
Granted	12,321,282	$12.67
Vested	(11,070,502)	$12.60
Forfeited	(7,074)	$13.30

Unvested at December 31, 2024	1,243,706	$13.30

In

addition to the Class B common stock issued in connection with the Corporate
Reo
rganization and IPO, the Company has share-based compensation awards in the form of Restricted Stock Units for Class A common stock of the Company (discussed further below), and Restricted Interest Unit awards (related to the
Non-Converted
Subsidiaries) of Guardian Pharmacy, LLC. The Restricted Interest Unit awards outstanding subsequent to the IPO are immaterial to the financial statements.
2024 Equity and Incentive Compensation Plan
In connection with the IPO and the Corporate Reorganization, the Company adopted the Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan (the “2024 Plan”). The 2024 Plan became effective on September 27, 2024 upon consummation of the IPO, in accordance with its terms. The number of shares of our Class A common stock available for awards under the 2024 Plan shall be, in the aggregate, 2,000,000 shares (the “Overall Share Limit”). The Overall Share Limit will be automatically increased on the first day of each fiscal year, beginning in 2025 and ending in 2034, by an amount equal to the lesser of (a) 1% of the shares of our common stock (including both Class A common stock and Class B common stock) outstanding on the last day of the immediately preceding fiscal year and (b) su ch
smaller number of shares as determined by our board of directors. Such shares may be shares of original issuance or treasury shares or a combination of the two.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Restricted Stock Units (“RSU”) Awards
In connection with the IPO, the Company granted RSU awards to the independent non-employee
directors of 10,713 shares in the aggregate. The stock price used to determine the award value was the IPO price of $14.00 per share. These awards vest into shares of Class A common stock 6 months after the IPO date. Share-based compensation expense recorded for the RSU awards during the year ended December 31, 2024 was not material.
Restricted Stock Unit activity was as follows during the periods indicated:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at September 27, 2024	—	$—
Granted	10,713	$14.00
Forfeited	—	$—

Unvested at December 31, 2024	10,713	$14.00

Share-based Compensation Expense (Income)
Share-based compensation expense (income) is recorded to selling, general, and administrative expenses in the consolidated statement of operations. For the years ended December 31, 2023, and 2024, the Company recorded ($6,090) and $131,490 of share-based compensation income and expense, respectively.
As
of December 31, 2024, unamortized share-based compensation costs related to each share-based incentive award described above is as follows (in thousands, except for the remaining service period):

	Amount	Weighted Average Remaining Service Period (years)
Class B common stock	$10,050	0.7
Restricted stock units	75	0.3

Total unamortized share-based compensation cost	$10,125

The Company accounts for forfeitures as they occur for each share-based incentive award above.
12.  Segments
General Information
As described in Note 2 —
Summary of Significant Accounting Policies —
in 2023 the Company modified its internal management reporting including the information regularly provided to and used by the chief operating decision maker (“CODM”) to assess performance and allocate resources. As a result, the Company re-evaluated
its operating segment conclusions and determined it has a single operating segment. This determination was primarily based on the CODM, which is our Chief Executive Officer, assessing performance and allocating resources on a consolidated basis.
The operating segment derives its revenues primarily through sales of pharmaceutical and medical products, and all revenues are derived solely in the United States.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Measure of segment profit or loss and assets
The CODM assesses performance of the operating segment and decides how to allocate resources based on net income (loss), which also is reported on the consolidated statements of operations as net income (loss). In addition to comparing net income (loss) against forecasted net income (loss), the CODM uses net income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the operating segment or expansion of the operating segment through acquisitions.
The measure of operating segment assets is reported on the Consolidated Balance Sheets as total assets.
The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies in Note 2.
Reportable segment reconciliation
The following reconciliation presents operating segment revenue, net income (loss), and significant segment expenses:

	Operating Segment
	2023	2024

Revenue	$1,046,193	$1,228,409
Less:
Employee expenses (excluding share-based compensation expense)	234,730	268,621
Share-based compensation expense (income)	(6,090)	131,490
Other segment items (1)	758,740	871,725
Depreciation and amortization	18,234	19,772
Interest expense	2,859	3,278
Income taxes	—	4,556

Segment net income (loss)	$37,720	$(71,033)

Reconciliation of net income (loss) to consolidated statements of operations
Adjustments and reconciling items	—	—

Consolidated net income (loss)	$37,720	$(71,033)

(1)
Other segment items included in operating segment net income include product expenses, legal expenses, rent and auto lease expenses, utilities expenses, maintenance expenses, and other overhead expenses.

13.  Related Party Transactions
The Company provides pharmaceutical related services to facilities owned or managed by certain Class B Common Stock stockholders and non-controlling
interest holders, which are considered to be related parties. Revenues attributed to these facilities was $23,450 and $23,256 for the years ended December 31, 2023 and 2024, respectively.
14. Income Taxes
Guardian Pharmacy Services, Inc. is taxed as a corporation and is subject to paying corporate federal, state and local taxes on the income attributable to it from its
100%
ownership of Guardian Pharmacy, LLC, its economic interest held in the non-controlling
subsidiaries, as well as any stand-alone income or loss it generates.
The

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

non-controlling
entities are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Prior to the Corporate Reorganization, Guardian Pharmacy, LLC was comprised of entities treated as partnerships for income tax purposes. As a partnership it was not subject to U.S. federal and certain state and local income taxes. As a result of the Corporate Reorganization, the Company is subject to federal and state corporate income taxes beginning on September 27, 2024.
The expense (benefit) for income taxes consists (in thousands):

	Year Ended December 31,
	2023	2024

Current:
Federal	$—	$2,970
State	—	885

Total current tax	—	3,855

Deferred:
Federal	—	533
State	—	168

Total deferred tax	—	701

Provision for income taxes	$—	$4,556

Reconciliation
between the Company’s income tax expense and taxes computed at the federal statutory tax rate of
21
.0%
for calendar years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2023	2024

Tax at federal statutory rate	$—	$(13,960)
Partnership income (federal) not subject to tax to the Company	—	(8,307)
State taxes (net of federal benefit)	—	828
Nondeductible Compensation	—	26,406
Other	—	(411)

Provision for income taxes	$—	$4,556

Effective income tax rate		(6.85)%

The Company’s effective tax rate for the year ended December 31, 2024, was
 (6.85)%
 percent. The comparison of the Company’s effective tax rate to the U.S. statutory rate of
21
% was primarily due to the $
125,741
incremental share-based compensation charge in connection with the Corporate Reorganization and IPO (see Note 11 - Share-based Compensation for further detail on the share-based compensation charge). These compensation costs are not deductible for federal and state income taxes due to prior Section 83(b) elections
. Furthermore, before the Corporate Reorganization, the partnership income from Guardian Pharmacy, LLC and subsidiaries’
non-controlling
interest amounted to $39,115, which is not taxable to
the Company.
The results for the prior period do not reflect income tax expense because, prior to the Corporate Reorganization, the Company was treated as a partnership for U.S. federal and most applicable state and local income tax purposes and was not subject to corporate tax.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2023	2024

Deferred tax assets
Amortization	$—	$7,939
Lease and rents	—	7,382
Insurance and bad debt reserves	—	3,366
Accrued expenses	—	733
Other	—	341

Total deferred tax assets	—	19,761

Valuation allowance for deferred tax assets	—	—

Deferred tax assets, net of valuation allowance	$—	$19,761

Deferred tax liabilities
Lease and rents	—	(7,139)
Depreciation	—	(6,609)
Other	—	(741)

Net deferred tax assets	$—	$5,272

As of December 31, 2024 and 2023, the Company had net deferred tax assets of $5,272 and $0, respectively. The increase is largely attributable to the Corporate Reorganization. As a result of the Corporate Reorganization, the Company recognized
tax basis for the $55,176
in cash payments (the “tax
step-up”)
related to the Merger Consideration. To reflect this new taxability at the corporate level and the tax step-up,
the Company recorded an incremental net deferred tax asset through additional paid-in
capital of $5,973.
At the Corporate Reorganization and as of December 31, 2024, the Company concluded, based on all positive and negative evidence that it is more likely than not that all deferred tax assets will be utilized.
At December 31, 2024, the Company did not have any federal or state net operating loss carryforwards.
Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. No uncertain tax positions existed as of December 31, 2024.
Guardian Pharmacy, LLC and its subsidiaries’ federal tax returns for tax years ended December 31, 2023, 2022 and 2021 have not been examined by the Internal Revenue Service (“IRS”) and remain open as of December 31, 2024. Guardian Pharmacy, LLC and its subsidiaries’ are subject to ongoing state and local examinations for various periods. Activity related to these examinations for various periods. Activity related to these examinations did not have a material impact on the Company’s financial position or results of operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, as of December 31, 2024.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Class A Common Stock Lock-Up Agreements with Certain Holders
Pursuant to the Company’s Amended and Restated Certificate of Incorporation, on March 28, 2025, 13,519,946 shares of issued and outstanding shares of the Company’s Class B common stock will automatically convert , in accordance with the terms of such class and without any further action by the holder or the Company, into an equal number of shares of the Company’s Class A common stock. The 13,519,946 shares of Class A common stock being issued upon such conversion (the “Conversion Class A Shares”) will upon issuance become tradable in accordance with applicable securities laws, rules and regulations, including Rule 144 of the Securities Act of 1933. In connection with such upcoming conversion, effective as of March 25, 2025, the Company has entered into lock-up agreements with holders of approximately 97% of the Conversion Class A Shares (the “Lock-Up Holders”), pursuant to which the holders have agreed that during the period from March 28, 2025 through June 30, 2025 (the “Lock-Up Period”), the Lock-Up Holders will not offer, sell, distribute or otherwise dispose of or transfer any Conversion Class A Shares (and any other shares of common stock held by them) without the prior written consent of the Company. The Lock-Up Period with respect to any Lock-Up Holder may be extended by mutual written agreement of the Company and the respective Lock-Up Holder.
Rule 10b5-1 Plans
During the quarter ended December 31, 2024, none of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form
10-K.
See “Information About Our Executive Officers” at the end of Part I of this Annual Report on Form
10-K
for information regarding executive officers of the Company.
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to the 2025 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders.

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence.

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

See Part II, Item 8. For the index to financial statements.

(a)(2) Financial Statement Schedules:

All financial statements schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 27, 2024, by and among Guardian Merger Corp., Guardian Pharmacy, LLC and Guardian Pharmacy Services, Inc.	8-K	001-42284	2.1	09/30/2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42284	3.1	09/30/2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42284	3.2	09/30/2024

4.1	Stockholders’ Agreement, dated as of September 25, 2024, by and among Guardian Pharmacy Services, Inc., Bindley Capital Partners I, LLC, Pharmacy Investors, LLC, Cardinal Equity Fund LP, Fred Burke, David Morris and Kendall Forbes.	8-K	001-42284	4.1	09/30/2024

4.2	Description of Registrant’s Securities.

10.1+	Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan.	S-1/A	333-274847	10.5	09/16/2024

10.2+	Employment Agreement by and between Guardian Pharmacy Services Management, LLC and Fred Burke.	8-K	001-42284	10.2	09/30/2024

10.3+	Employment Agreement by and between Guardian Pharmacy Services Management, LLC and David Morris.	8-K	001-42284	10.3	09/30/2024

10.4+	Employment Agreement by and between Guardian Pharmacy Services Management, LLC and Kendall Forbes.	8-K	001-42284	10.4	09/30/2024

10.5+	Form of Restricted Stock Unit Notice of Grant and Award Agreement (Directors) under the Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan.	10-Q	001-42284	10.5	11/12/2024

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

10.6	Third Amended and Restated Loan and Security Agreement, dated as of April 23, 2018, by and among Guardian Pharmacy, LLC, the subsidiary guarantors from time to time party thereto, Regions Bank as administrative agent and collateral agent, and the lenders from time to time party thereto.	S-1/A	333-274847	10.4(a)	09/16/2024

10.7	First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of December 3, 2019, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(b)	09/16/2024

10.8	Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 20, 2020, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(c)	09/16/2024

10.9	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of December 22, 2021, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(d)	09/16/2024

10.10	Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 22, 2022, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(e)	09/16/2024

10.11	Fifth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 13, 2023, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(f)	09/16/2024

10.12	Sixth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 13, 2024, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(g)	09/16/2024

10.13	Borrower Assignment, Assumption and Joinder Agreement, dated as of December 20, 2024, by and among Guardian Pharmacy, LLC, as assignor, Guardian Pharmacy Services, Inc., as assignee, the guarantors party thereto and Regions Bank, as Agent.	8-K	001-42284	10.1	12/20/2024

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

10.14	Seventh Amendment to Third Amended and Restated Loan and Security Agreement, dated as of December 20, 2024, by and among Guardian Pharmacy Services, Inc., the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.

19.1	Insider Trading Policy.

21.1	List of Subsidiaries of Guardian Pharmacy Services, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recoupment Policy.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardian Pharmacy Services, Inc.

Date: March 26, 2025	By:	/s/ David K. Morris
David K. Morris Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred P. Burke Fred P. Burke	President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2025

/s/ David K. Morris David K. Morris	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 26, 2025

/s/ John Ackerman John Ackerman	Director	March 26, 2025

/s/ William Bindley William Bindley	Director	March 26, 2025

/s/ Steve Cosler Steve Cosler	Director	March 26, 2025

/s/ Randall Lewis Randall Lewis	Director	March 26, 2025

/s/ Mary Sue Patchett Mary Sue Patchett	Director	March 26, 2025

/s/ Thomas Salentine, Jr. Thomas Salentine, Jr.	Director	March 26, 2025