Form 10-Q
period 2025-03-31
Guardian Pharmacy Services, Inc.
filed 2025-05-12
CIK 1802255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒
No
: ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒  No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
of the Exchange Act). Yes: ☐ No: ☒
As of May 1, 2025, there were issued and outstanding 22,719,946 shares of the registrant’s Class A common stock and 40,566,696 shares of the registrant’s Class B common stock.

GUARDIAN PHARMACY SERVICES, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words such as “aims,” “anticipates,” “believes,” “contemplates,” “continues,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” “would,” and similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties, as well as certain additional risks that we face, refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and the factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results to differ materially from those suggested by forward-looking statements are:

•	our ability to effectively execute our business strategies, implement new initiatives and improve efficiency;

•	our ability to effectively market and sell, customer acceptance of, and competition for, our pharmaceutical and health care services in new and existing markets;

•	our relationships with pharmaceutical wholesalers and key manufacturers, long-term health care facilities (“LTCFs”) and health plan payors;

•	our ability to maintain and expand relationships with LTCF operators on favorable terms;

•	the impact of a national emergency, public health crisis, global pandemic or outbreak of infectious disease on our employees and business and on our supply chain and the LTCFs we serve;

•	continuing government and private efforts to lower pharmaceutical costs, including by limiting pharmacy reimbursements;

•	changes in, and our ability to comply with, healthcare and other applicable laws, regulations or interpretations;

•	further consolidation of managed care organizations and other health plan payors and changes in the terms of our agreements with these parties;

•	our ability to retain members of our senior management team, our local pharmacy management teams and our pharmacy professionals;

•	our exposure to, and the results of, claims, legal proceedings and governmental inquiries;

•	our ability to maintain the security and integrity of our operating and information technology systems and infrastructure (e.g., against cyber-attacks);

•	product liability, product recall, personal injury or other health and safety issues related to the pharmaceuticals we dispense;

•	the impact of supply chain and other manufacturing disruptions or trade policies related to the pharmaceuticals we dispense;

•	the sufficiency of our sources of liquidity and financial resources to fund our future operating expenses and capital expenditure requirements, and our ability to raise additional capital, if needed;

•	the misuse or off-label use, or errors in the dispensing or administration, of the pharmaceuticals we dispense; and

•	the market price of shares of our Class A common stock has experienced, and may in the future experience, substantial volatility due to relatively lower trading volumes and a limited public float.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2024	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,660	$13,999
Accounts receivable, net	97,153	97,409
Inventories	40,550	43,432
Other current assets	9,622	11,204

Total current assets	151,985	166,044

Property and equipment, net	49,883	51,472
Intangible assets, net	14,912	14,077
Goodwill	69,296	69,296
Operating lease right-of-use assets	29,079	27,449
Deferred tax assets	5,272	5,272
Other assets	383	388

Total assets	$320,810	$333,998

Liabilities and equity
Current liabilities:
Accounts payable	$102,420	$101,665
Accrued compensation	14,430	10,477
Operating leases, current portion	6,836	6,670
Other current liabilities	20,435	26,485

Total current liabilities	144,121	145,297

Operating leases, net of current portion	23,297	21,793
Other liabilities	3,416	3,691

Total liabilities	$170,834	$170,781

Commitments and contingencies (see Note 5)

Equity:
Class A common stock- 700,000,000 shares authorized, par value $0.001; 22,719,946 and 9,200,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9	23
Class B common stock- 100,000,000 shares authorized, par value $0.001; 40,566,696 and 54,087,158 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	54	40
Additional paid-in capital	125,484	129,452
Retained earnings	17,124	26,572
Non-controlling interests	7,305	7,130

Total equity	149,976	163,217

Total liabilities and equity	$320,810	$333,998

See accompanying notes to unaudited interim Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2024	2025
Revenues	$275,410	$329,308
Cost of goods sold	220,309	264,959

Gross profit	55,101	64,349

Selling, general, and administrative expenses	47,168	51,344

Operating income	7,933	13,005

Other expenses (income):
Interest expense	765	170
Other expense (income), net	73	(271)

Total other expenses (income)	838	(101)

Income before income taxes	7,095	13,106
Provision for income taxes	—	3,833

Net income	7,095	9,273

Less net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	2,786	—
Less net income (loss) attributable to non-controlling interests	4,309	(175)

Net income attributable to Guardian Pharmacy Services, Inc.	$—	$9,448

Net income per share of Class A and Class B common stock 1
Basic	N/A	$0.15
Diluted	N/A	$0.15
Weighted-average Class A and Class B common shares outstanding
Basic	N/A	62,043,311
Diluted	N/A	62,914,077
See accompanying notes to unaudited interim Consolidated Financial Statements.

1
Basic and diluted net income per share of Class A and Class B common stock is applicable only for the three months ended March 31, 2025, which is the only period presented following the initial public offering (“IPO”) and related Corporate Reorganization (as defined below in
Note 1 Organization and Background
). See
Note 6 Basic and Diluted Net Income Per Share
for the number of shares used in the computation of net income per share of Class A and Class B common stock and the basis for the computation of net income per share.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share amounts)	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non- Controlling Interests	Total Equity
Balance, December 31, 2024	9,200,000	54,087,158	$9	$54	$125,484	$17,124	$7,305	$149,976
Contributions	—	—	—	—	—	—	135	135
Distributions	—	—	—	—	—	—	(135)	(135)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,448	—	9,448
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(175)	(175)
Share-based compensation forfeitures	—	(516)	—	—	(1)	—	—	(1)
Share-based compensation expense	—	—	—	—	3,969	—	—	3,969
Conversion of Class B Common Stock to Class A Common Stock	13,519,946	(13,519,946)	14	(14)	—	—	—	—

Balance, March 31, 2025	22,719,946	40,566,696	$23	$40	$129,452	$26,572	$7,130	$163,217

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(UNAUDITED)

(In thousands)	Members’ Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	$28,209	$31,650	$59,859
Contributions	—	428	428
Net income	2,786	4,309	7,095
Distributions	(7,130)	(3,679)	(10,809)

Balance, March 31, 2024	$23,865	$32,708	$56,573

See accompanying notes to unaudited interim Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2024	2025
Operating activities
Net income	$7,095	$9,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,751	5,267
Share-based compensation expense	5,945	3,968
Provision for losses on accounts receivable	1,395	896
Other	(26)	(141)
Changes in operating assets and liabilities:
Accounts receivable	(9,542)	(1,007)
Inventories	(1,831)	(2,881)
Other current assets	(2,211)	(1,588)
Accounts payable	7,187	1,874
Accrued compensation	(7,309)	(3,953)
Other operating liabilities	3,200	5,842

Net cash provided by operating activities	8,654	17,550

Investing activities
Purchases of property and equipment	(3,692)	(5,805)
Other	94	260

Net cash used in investing activities	(3,598)	(5,545)

Financing activities
Payments of equity offering costs	—	(1,534)
Repayment of notes payable	(1,000)	—
Borrowings from line of credit	57,800	—
Repayments of line of credit	(50,800)	—
Principal payments on finance lease obligations	(1,103)	(1,132)
Contributions from non-controlling interests	278	135
Distributions to non-controlling interests	(3,679)	(135)
Member distributions	(7,130)	—

Net cash used in financing activities	(5,634)	(2,666)
Net change in cash and cash equivalents	(578)	9,339
Cash and cash equivalents, beginning of period	752	4,660

Cash and cash equivalents, end of period	$174	$13,999

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$757	$175

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment through finance leases	$610	$1,591

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

•
The membership interests, including Restricted Interest Unit awards, held by members other than Guardian Pharmacy, LLC in our subsidiaries (other than certain subsidiaries that were not parties to the Corporate Reorganization, as discussed below) were converted into Common Units of Guardian Pharmacy, LLC. The subsidiaries that participated in the Corporate Reorganization are referred to as the “Converted Subsidiaries”, and the subsidiaries that were not parties to the Corporate Reorganization (including those which were formed or acquired subsequent to the Corporate Reorganization) are referred to as the
Non-Converted
Subsidiaries; and

•
Guardian Pharmacy, LLC became a wholly-owned subsidiary of the Company by participating in a merger with a transitory subsidiary of the Company. Pursuant to the merger, each Common Unit of Guardian Pharmacy, LLC was converted into (i) one share of the Company’s Class B common stock, par value $0.001 per share (“Class B common stock”) and (ii) the right to receive $1.02 in cash per share, without interest (collectively, the “Merger Consideration”). In the merger, 54,094,232 shares of Class B common stock were issued in exchange for Common Units of Guardian Pharmacy, LLC. In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, such issued shares of Class B common stock automatically convert on a one-for-one
basis into shares of the Company’s Class A common stock, par value $0.001 per share (“Class A common stock”), with 25% of each holder’s shares of Class B common stock converting into shares of Class A common stock on each of the following dates: (i) March 28, 2025; (ii) September 27, 2025; (iii) March 28, 2026; and (iv) September 27, 2026. The Merger Consideration was $55,176 and was paid using the proceeds from the IPO.

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
Non-Converted
Subsidiaries.
As a result of the Corporate Reorganization, the Company recorded deferred tax assets and liabilities attributable to the business of Guardian Pharmacy, LLC. In addition, the Company received tax basis for the $55,176 in cash payments related to the Merger Consideration, which are amortizable for tax purposes. To reflect this new taxability at the corporate level and the tax step-up,
the Company recorded an incremental net deferred tax asset/(liability) through additional paid-in
capital of $5,973 on September 27, 2024. See Note 9 for further discussion.
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
capital.
Conversion of Class B Common Stock to Class A Common Stock
In accordance with the terms of the Company’s
Amended
and Restated Certificate of Incorporation and the conversion schedule described in the Corporate Reorganization section above, on March 28, 2025, 13,519,946 shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are prepared in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. Certain footnote disclosures have been omitted that would substantially duplicate the disclosures in the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024, unless information contained in those disclosures materially changed or is required by U.S. GAAP to be included in interim financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the unaudited interim consolidated financial statements as of and for the three months ended March 31, 2024 and 2025 have been recorded. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or any other period. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024, as filed with the SEC on March 26, 2025.
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

Guardian Pharmacy, LLC has been determined to be our predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the Corporate Reorganization have been adjusted to combine the previously separate entities for presentation purposes. The Company had no material operations prior to the Corporate Reorganization, and is acting as a holding company, with 100% ownership interest in Guardian Pharmacy, LLC, subsequent to the Corporate Reorganization. Thus, the Company’s financial position, results of operations and cash flows effectively represent those of Guardian Pharmacy, LLC as of and for all periods presented.
New Accounting Pronouncements
The following table provides a description of recent accounting pronouncements that are applicable to the Company’s unaudited interim Consolidated Financial Statements:

New Accounting Standard Adopted

ASU Number and Name	Description	Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption

2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU
2023-07
	requires companies to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and are included within each reported measure of segment operating results. The standard also requires companies to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The standard requires retrospective application to all prior periods presented.	January 1, 2024 for annual disclosures. January 1, 2025 for interim disclosures.	The Company adopted the standard on January 1, 2024. See Note 8 Segments for new disclosures.

2024-01, Scope Application of Profits Interest and Similar Awards	ASU 2024-01 clarifies the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718 -Compensation-Stock Compensation.	January 1, 2025 for annual and interim disclosures	The Company adopted the standard as of January 1, 2025, with no material impact on the Consolidated Financial Statements.

New Accounting Standards Not Yet Effective

ASU Number and Name	Description	Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption

2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU
2023-09
	enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction.	January 1, 2025 for annual disclosures.
The Company will adopt the new
disclosures for the annual periods
beginning on January 1, 2025. The
Company is currently evaluating the impact of the incremental income taxes information that will be required to be disclosed as well as the impact to the Income Taxes footnote in the Form
10-K.

2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)	ASU
2024-03
	requires Public Business Entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered “relevant.”	January 1, 2027 for annual disclosures; January 1, 2028 for interim disclosures	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the incremental disaggregated expense information that will be required to be disclosed.
3. 2024 Acquisitions
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

In 2024, the Company completed acquisitions of various pharmacy operations (the “Acquisitions”). Total consideration for the Acquisitions included cash of $14,710, and contingent earnout payments of up to $2,700 if certain revenue and earnings targets are achieved by certain acquired entities during the two-year
period subsequent to the respective acquisition dates. The fair value of the contingent consideration arrangement at the acquisition dates, at December 31, 2024, and at March 31, 2025 was $2,700. The total purchase consideration for the Acquisitions was $17,410.
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
The recognition of the assets and liabilities of the Acquisitions was as follows during 2024:

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
Consolidated Results of Operations
The results of operations for the Acquisitions have been included in the consolidated financial statements since the dates of acquisition. The Acquisitions each were completed subsequent to March 31, 2024, and thus there is no activity related to the Acquisitions within the consolidated financial statements for the three months ended March 31, 2024.
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

4. Fair Value Measurements
The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

•	Level 1— Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2— Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

•
Level 3— Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs that market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit, and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term maturity of these instruments.
The following table summarizes the valuation of liabilities measured at fair value on a recurring basis on the Company’s Consolidated Balance Sheets:

	Level 1	Level 2	Level 3
December 31, 2024
Liabilities:
Contingent consideration payable	$—	$—	$2,700

Fair value of financial instruments	$—	$—	$2,700

	Level 1	Level 2	Level 3
March 31, 2025
Liabilities:
Contingent consideration payable	$—	$—	$2,700

Fair value of financial instruments	$—	$—	$2,700

The fair value measurement of the contingent consideration obligations arising from acquisitions is based upon Level 3 unobservable inputs including, in part, the estimate of future cash flows based upon the likelihood of achieving the various criteria triggering the payment of the obligations. The fair values of the liabilities associated with contingent consideration obligations were derived using the income approach with unobservable inputs, which included future earnings forecasts for which there is no market data. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the three months ended March 31, 2025, there were no material gains or losses related to liabilities classified as Level 3 as a result of fair value adjustments. Changes in the fair value of the contingent consideration obligations are recorded within Selling, general and administrative expenses.
The following table provides a reconciliation of the activity for the Level 3 contingent consideration fair value measurements during the three-month period ended March 31, 2025:

Balance at December 31, 2024	$2,700
Current year acquisitions	—
Fair value adjustments	—
Payments	—

Balance at March 31, 2025	$2,700

5. Commitments and Contingencies
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
Legal expenses include attorneys’ fees, litigation expenses and settlements. The Company recorded legal expenses totaling $1,745 and $506 for the three months ended March 31, 2024 and 2025, respectively.
6. Basic and Diluted Net Income Per Share
Basic earnings per share of Class A and Class B common stock is computed by dividing net income attributable to Guardian Pharmacy Services, Inc. by the weighted-average number of shares of Class A and Class B common stock outstanding during the period. The Class A and Class B common stock are identical in their rights and privileges, except that shares of Class B common stock are subject to transfer restrictions prior to their conversion into
s
hares of Class A common stock. Therefore, the basic earnings per share for Class A and Class B common stock will be equal. Diluted earnings per share of Class A and Class B common stock is computed by dividing net income attributable to Guardian Pharmacy Services, Inc. by the weighted-average number of shares of Class A and Class B common stock outstanding, adjusted to give effect to potentially dilutive elements.
The Company analyzed the calculation of earnings per unit, related to units of Guardian Pharmacy, LLC, for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Further, the Company had no operations prior to the Corporate Reorganization and the number of shares issued prior to the Corporate Reorganization was 100, which we have determined is not meaningful. Therefore, earnings per share information has not been presented for the three months ended March 31, 2024.
The following table sets forth (in thousands) the computation of net income attributable to the Company used to compute basic net income per share of Class A and Class B common stock for the three months ended March 31, 2025.

(in thousands)	Three Months Ended March 31, 2025
Numerator:
Net income	$9,273
Less net income (loss) attributable to non-controlling interests	(175)

Net income attributable to Guardian Pharmacy Services, Inc.	$9,448

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts, and per share amounts):

	Three Months Ended March 31, 2025
	Class A	Class B
Basic net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$1,490	$7,958
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	9,787,073	52,256,238

Basic net income per share attributable to common stockholders	$0.15	$0.15

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$1,490	$7,958
Denominator:
Number of shares used in basic computation	9,787,073	52,256,238
Dilutive Restricted Stock Units and Class A and B Common Stock	137,361	733,405

Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income per share	9,924,434	52,989,643

Diluted net income per share attributable to common stockholders	$0.15	$0.15

7. Share-based Compensation
Restricted Interest Units Conversion
In connection with the Corporate Reorganization and IPO, Restricted Interest Unit awards associated with the Converted Subsidiaries and Guardian Pharmacy, LLC were converted into Common Units of Guardian Pharmacy, LLC, and the Common Units of Guardian Pharmacy, LLC were then converted into 12,321,282 shares of Class B common stock of the Company, some of which are subject to additional service vesting requirements (see
Note 1
Organization and Background
above for further discussion of the Corporate Reorganization and IPO).
Conversion of Class B Common Stock to Class A Common Stock
In accordance with the
terms
of the Company’s Amended and Restated Certificate of Incorporation and the conversion schedule described further in Note 1 Organization and Background, on March 28, 2025, 13,519,946 shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock. Included in this conversion were approximately 25% of the unvested shares of Class B common stock, which converted to unvested shares of Class A common stock.
2025 Long-Term Incentive Program Awards
On February 5, 2025, the Compensation Committee of the Company’s Board of Directors approved the Company’s 2025 long-term incentive program (“2025 LTIP”), consisting of restricted stock unit awards granted under the Company’s 2024 Equity and Incentive Compensation Plan.
Restricted Stock Units (“RSU”) Awards
During February 2025, and under the 2025 LTIP, the Company granted RSU awards to certain executive and management employees of 619,638 shares. The stock price used to determine the award value was the closing price on the grant date of the award. These awards cliff vest three years subsequent to the grant date of each award and upon vesting are settled in shares of Class A common stock.

Share-based compensation expense
Share-based compensation expense is recorded to selling, general, and administrative expenses in the consolidated statements of operations, and is as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2025
Pre-IPO awards	$5,945	$—
Unvested Class A and B common stock	—	3,384
Restricted stock units	—	584

Total share-based compensation expense	$5,945	$3,968

As of March 31, 2025, unamortized share-based compensation costs related to share-based incentive awards is as follows (in thousands, except for the remaining service period):

	Amount	Weighted Average Remaining Service Period (years)
Unvested Class A and B common stock	$6,661	0.5
Restricted stock units	11,779	2.9

Total unamortized share-based compensation cost	$18,440

8. Segments
General Information
The Company’s single operating segment derives its revenues primarily through sales of pharmaceutical and medical products, and all revenues are derived solely in the United States.
Measure of segment profit or loss and assets
The chief operating decision maker (“CODM”) assesses performance of the operating segment and decides how to allocate resources based on net income, which also is reported on the consolidated statements of operations as net income. In addition to comparing net income against forecasted net income, the CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the operating segment or expansion of the operating segment through acquisitions.
The measure of operating segment assets is reported on the Consolidated Balance Sheets as total assets.
The accounting policies of the operating segment are the same as those of the Company.
Reportable segment reconciliation
The following reconciliation presents operating segment revenue, net income, and significant segment expenses:

	Three Months Ended March 31,
	2024	2025
Revenue	$275,410	$329,308
Less:
Employee expenses (excluding share-based compensation expense)	61,584	72,380
Share-based compensation expense	5,945	3,968
Other segment items (1)	195,270	234,417
Depreciation and amortization	4,751	5,267
Interest expense	765	170
Income taxes	—	3,833

Segment net income	$7,095	$9,273

Reconciliation of net income to consolidated statements of operations
Adjustments and reconciling items	—	—

Consolidated net income	$7,095	$9,273

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
Non-Converted
Subsidiaries are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Prior to the Corporate Reorganization, the Guardian Pharmacy, LLC business was comprised of entities treated as partnerships for income tax purposes. As a partnership it was not subject to U.S. federal and certain state and local income taxes. As a result of the Corporate Reorganization, the Company is subject to federal and state corporate income taxes beginning on September 27, 2024.
Income tax expense for the three months ended March 31, 2024 and 2025 was $
0
and $3,833, respectively. This reflects effective tax rates for the three months ended March 31, 2024 and 2025 of 0% and 29.2%, respectively. The comparison of the Company’s effective tax rate to the U.S. statutory rate of 21% was primarily due to state income taxes representing approximately 4.9% and the incremental share-based compensation charge in connection with the Corporate Reorganization and IPO (see
Note 7—Share-based Compensation
for further detail on the share-based compensation charge) representing approximately 3.1%. These compensation costs are not deductible for federal and state income taxes due to prior Section 83(b) elections.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes thereto and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of long-term health care facilities (“LTCFs”) adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We enter into contracts directly with LTCFs to serve as the principal pharmacy provider for their residents. In this capacity, we offer high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities (“ALFs”) and behavioral health facilities (“BHFs”). Additionally, our robust capabilities enable us to serve residents in all types of LTCFs. Our services include prescription intake and adjudication management, packaging drugs into unit dose and/or multi-dose compliance packaging that are organized by date and time of administration, and electronically tracking each drug from delivery through administration to LTCF residents. We also offer training to caregivers and conduct mock audits to ensure compliance with pharmacy administration requirements, billing claims processing, government regulation and other matters. As of March 31, 2025, our 51 pharmacies served approximately 189,000 residents in approximately 7,000 LTCFs across 38 states.

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

Corporate Reorganization and IPO

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

•

The membership interests, including Restricted Interest Unit awards, held by members other than Guardian Pharmacy, LLC in our subsidiaries (other than certain subsidiaries that were not parties to the Corporate Reorganization, as discussed below) were converted into Common Units of Guardian Pharmacy, LLC. The subsidiaries that participated in the Corporate Reorganization are referred to as the “Converted Subsidiaries”, and the subsidiaries that were not parties to the Corporate Reorganization (including those which were formed or acquired subsequent to the Corporate Reorganization) are referred to as the “Non-Converted Subsidiaries”; and

•

Guardian Pharmacy, LLC became a wholly-owned subsidiary of the Company by participating in a merger with a transitory subsidiary of the Company. Pursuant to the merger, each Common Unit of Guardian Pharmacy, LLC was converted into (i) one share of the Company’s Class B common stock, par value $0.001 per share (“Class B common stock”) and (ii) the right to receive $1.02 in cash per share, without interest (collectively, the “Merger Consideration”). In the merger, 54,094,232 shares of Class B common stock were issued in exchange for Common Units of Guardian Pharmacy, LLC. In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, such issued shares of Class B common stock automatically convert on a one-for-one basis into shares of the Company’s Class A common stock, par value $0.001 per share (“Class A common stock”), with 25% of each holder’s shares of Class B common stock converting into shares of Class A common stock on each of the following dates: (i) March 28, 2025; (ii) September 27, 2025; (iii) March 28, 2026; and (iv) September 27, 2026. The Merger Consideration was $55,176 and was paid using the proceeds from the IPO.

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

Conversion of Class B Common Stock to Class A Common Stock

In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and the conversion schedule described in the Corporate Reorganization and IPO section above, on March 28, 2025, 13,519,946 shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.

Factors Affecting the Comparability of Our Results of Operations

Our results of operations for the three months ended March 31, 2025 and the corresponding period in 2024 have been affected by the following, among other factors, which must be understood to assess the comparability of our period-to-period financial performance and condition.

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

During 2024, we completed acquisitions of various pharmacy operations (the “Acquisitions”). The operating results of the Acquisitions were a contributing factor in certain changes in the results of operations for the three months ended March 31, 2025 compared to the corresponding period in 2024. Acquisition impacts are considered when the beginning of the comparative period precedes the acquisition date.

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

Prior to the Corporate Reorganization and IPO, share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards. These awards contained a cash settlement feature and were accounted for as a liability in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These units remained in place until they were (a) forfeited (which occurs when the employee leaves before the units are fully vested), (b) paid out (we purchase the units at a calculated value upon termination of employment) or (c) converted into shares as a result of a major capital event such as a sale or public offering. These units vest in their entirety on the third anniversary of their grant date. The value of the units is recognized ratably over the vesting period and is remeasured and reported at the end of each quarter based on the change in calculated value pursuant to our Restricted Interest Purchase Agreements. The primary inputs used to value the units include the accumulated vesting status of the issued units, the trailing four quarters of our adjusted earnings, inclusive of share-based compensation expense (income), and our outstanding capital and debt obligations as of the quarterly measurement date. The liability and corresponding expense are adjusted on a quarterly basis. Based on the number of participants and units outstanding, trailing earnings, forfeitures and other factors, we have experienced volatility in our share-based compensation liability. This calculation has in turn had a significant impact on our net income for the periods presented.

In connection with the Corporate Reorganization and IPO, all outstanding Restricted Interest Unit awards, other than those issued by Non-Converted Subsidiaries, were converted into shares of Class B common stock and are no longer considered a liability. In addition to the unvested Class B common stock issued in connection with the Corporate Reorganization and IPO, the Company has share-based compensation awards in the form of restricted stock units, which are settled in shares of Class A common stock upon vesting and are considered equity-based awards.

Interest expense. Interest expense consists of interest on long-term debt and line of credit under our credit facility and finance leases.

Other expense (income), net. Other expense, net consists primarily of gain (loss) on asset disposals and interest income earned on cash deposits.

Provision for income taxes. Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.

Results of Operations for the Three Months Ended March 31, 2024 and 2025

The following table sets forth our consolidated statements of operations data for the three months ended March 31, 2024 and 2025, respectively. The year-over-year comparison of results of operations is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
(in thousands)	2024	2025
Revenues	$275,410	$329,308
Cost of goods sold	220,309	264,959

Gross profit	55,101	64,349
Selling, general, and administrative expenses (1)	47,168	51,344
Operating income	7,933	13,005
Other expenses (income):
Interest expense	765	170
Other expense (income), net	73	(271)

Total other expenses (income)	838	(101)
Income before income taxes	7,095	13,106
Provision for income taxes	—	3,833

Net income	7,095	9,273

Less net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	2,786	—
Less net income (loss) attributable to non-controlling interests (2)	4,309	(175)

Net income attributable to Guardian Pharmacy Services, Inc.	$—	$9,448

Adjusted EBITDA (3)	20,255	$23,433

(1)

Included in selling, general, and administrative expenses is share-based compensation expense of $5,945 and $3,968 during the three months ended March 31, 2024 and 2025, respectively. For the three months ended March 31, 2024, this share-based compensation expense primarily represents non-cash recognition of changes in the value of Restricted Interest Unit awards, and has historically been recorded as a liability using a cash settlement methodology as calculated on a quarterly basis. For the three months ended March 31, 2025, this share-based compensation expense primarily represents the incremental expense recognized for Restricted Interest Unit awards that were modified in connection with the Corporate Reorganization and IPO, and share-based compensation expense for Restricted Stock Units granted for Class A common stock.

(2)

For the three months ended March 31, 2024, these figures, for both Converted Subsidiaries and Non-Converted Subsidiaries, reflect minority membership interests in our subsidiaries preceding the Corporate Reorganization and IPO. For the three months ended March 31, 2025, these figures reflect the minority membership interest for the Non-Converted Subsidiaries subsequent to the Corporate Reorganization and IPO.

(3)

See “ —Adjusted EBITDA and Other Non-GAAP Financial Measures” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Revenue

	Three Months Ended March 31,		% Change
	2024	2025
	(in thousands)
Revenue	$275,410	$329,308	19.6%

Revenue for the three months ended March 31, 2025 increased by $53.9 million or 19.6% compared to the three months ended March 31, 2024. $21.1 million of the increase was attributable to revenue from the Acquisitions, with the remaining $32.8 million of the increase attributable to the organic growth of our business. Further, the increase was attributable to increases in the number of residents served from 164,000 residents during March 2024 to 189,000 residents during March 2025 and prescriptions dispensed from 5.8 million during the three months ended March 31, 2024 to 6.7 million during the three months ended March 31, 2025, as well as annual drug price inflation.

Cost of goods sold

	Three Months Ended March 31,		% Change
	2024	2025
	(in thousands)
Cost of goods sold	$220,309	$264,959	20.3%
Percentage of revenue	80.0%	80.5%

Cost of goods sold for the three months ended March 31, 2025 increased by $44.7 million or 20.3% compared to the three months ended March 31, 2024. $18.9 million of the increase was attributable to the Acquisitions, with the remaining $25.8 million of the increase attributable to the organic growth of our business. Cost of goods sold as a percentage of revenue increased from 80.0% to 80.5% during the three months ended March 31, 2025.

Selling, general, and administrative expenses

	Three Months Ended March 31,		% Change
	2024	2025
	(in thousands)
Selling, general, and administrative expenses	$47,168	$51,344	8.9%
Percentage of revenue	17.1%	15.6%

Selling, general and administrative expenses increased $4.2 million or 8.9% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. $6.2 million of the increase was driven by an increase in average employee headcount, with $3.4 million resulting from organic growth and $2.8 million resulting from the Acquisitions. This increase was offset by a $2.0 million decrease in share-based compensation expense. Selling, general and administrative expenses as a percentage of revenue decreased from 17.1% to 15.6% based primarily on decreases to share-based compensation expense described above.

Interest expense

	Three Months Ended March 31,		% Change
	2024	2025
	(in thousands)
Interest expense	765	170	(77.8)%

Interest expense decreased by $0.6 million or 77.8% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to having no balances outstanding under the Credit Facility (see “—Liquidity and Capital Resources” below) during the three months ended March 31, 2025.

Provision for income taxes

	Three Months Ended March 31,		% Change
	2024	2025
	(in thousands)
Provision for income taxes	$—	$3,833	N/A

Income tax expense was $3.8 million for the three months ended March 31, 2025. Prior to the IPO, we conducted our business through Guardian Pharmacy, LLC, and its majority-owned and wholly-owned limited liability company subsidiaries, which were treated for income tax purposes as partnerships and disregarded entities, respectively. As such, no income tax expense was recorded during the three months ended March 31, 2024.

Adjusted EBITDA and Other Non-GAAP Financial Measures

To supplement the results presented in our consolidated financial statements in accordance with GAAP, we also present Adjusted EBITDA and Adjusted SG&A, which are financial measures not based on any standardized methodology prescribed by GAAP.

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, as adjusted to exclude the impact of items and amounts that we view as not indicative of our core operating performance, including share-based compensation, acquisition accounting adjustments, certain legal and regulatory items, and public company and financing-related activities. We define Adjusted SG&A as GAAP selling, general, and administrative expenses adjusted to exclude the impact of share-based compensation, expenses relating to certain legal and regulatory items, and public company and financing-related activities. Adjusted EBITDA and Adjusted SG&A do not have a definition under GAAP, and our definition of Adjusted EBITDA and Adjusted SG&A may not be the same as, or comparable to, similarly titled measures used by other companies.

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

	Three Months Ended March 31,
(in thousands)	2024	2025
Net income	7,095	9,273
Add:
Interest expense (income), net	765	(2)
Depreciation and amortization	4,751	5,267
Provision for income taxes	—	$3,833

EBITDA	$12,611	$18,371

Share-based compensation (1)	5,945	3,968
Certain legal & other regulatory matters (2)	1,699	296
Public company and financing-related activities (3)	—	798

Adjusted EBITDA	$20,255	$23,433

Net income as a percentage of revenue	2.6%	2.8%

Adjusted EBITDA as a percentage of revenue	7.4%	7.1%

GAAP selling, general, and administrative expenses	$47,168	$51,344
Subtract:
Share-based compensation (1)	5,945	3,968
Certain legal & other regulatory matters (2)	1,699	296
Public company and financing-related activities (3)	—	798

Adjusted SG&A	$39,524	$46,282

GAAP selling, general, and administrative expenses as a percentage of revenue	17.1%	15.6%

Adjusted SG&A as a percentage of revenue	14.4%	14.1%

(1)

Prior to the Corporate Reorganization and IPO, our share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards, which had historically been recorded as a liability using a cash settlement methodology as calculated on a quarterly basis. In connection with the Corporate Reorganization and IPO, certain Restricted Interest Unit awards were modified, resulting in the modified awards being equity classified. Share-based compensation expense for the three months ended March 31, 2025 relates to equity-classified awards.

(2)

Represents non-recurring attorney’s fees, settlement costs and other expenses associated with certain legal proceedings. The Company excludes such charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion allows for consistent evaluation of operations.

(3)	Represents non-recurring costs associated with the transition to a public company and various financing-related activities.

Liquidity and Capital Resources

We have historically financed our business and acquisitions primarily through cash from operations and borrowings under our credit facility and, more recently, sales of our Class A common stock in our IPO. We use cash in the ordinary course of our operations primarily for prescription drug acquisition costs, capital expenditures, and personnel costs. As of March 31, 2025, we had $14.0 million in cash and cash equivalents. Our cash primarily consists of demand deposits held with a large regional financial institution.

On May 13, 2024, the Company entered into the Sixth Amendment to the Third Amended and Restated Loan and Security Agreement (the “2024 Amendment”) to the existing credit facility with Regions Bank (the “Credit Facility”). The Credit Facility provides for term loans (the “Term Loan”) and a line of credit. The 2024 Amendment extended the maturity date of the Credit Facility from April 23, 2025 to April 23, 2027. The line of credit under the Credit Facility bears an interest rate equal to the one-month Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The total amount available under the line of credit as of March 31, 2025 is $40 million and we have the ability to increase our overall Credit Facility up to $75 million.

As of March 31, 2025, we had no amounts of principal outstanding under the Term Loan and no borrowings outstanding under the line of credit.

We believe our existing cash and cash equivalents, expected cash from operations, and the amounts available under our Credit Facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months and for the foreseeable future, though we may require additional capital resources in the future.

Net Cash Flows

For the three months ended March 31, 2024 and 2025, respectively, our net cash flows provided by / (used in) were as follows:

(in thousands)	Three Months Ended March 31,
	2024	2025
Operating activities	8,654	17,550

Investing activities	(3,598)	(5,545)

Financing activities	(5,634)	(2,666)

Operating Activities

Cash flows provided by operating activities consist of our net income principally adjusted for certain non-cash items, such as depreciation and amortization, provision for losses on accounts receivable, and share-based compensation expense. Cash flows used in operating activities consist primarily of changes in our operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2025 increased by $8.9 million compared to the corresponding period in 2024. The increase was primarily due to increases in net income and decreases in accounts receivables, offset by decreases in accounts payable when compared to the corresponding period in 2024.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from disposition of property and equipment. Cash flows used in investing activities consist primarily of capital expenditures relating to our new and existing pharmacy locations.

Net cash used in investing activities for the three months ended March 31, 2025 increased by $1.9 million compared to the corresponding period in 2024. The increase was primarily due to the increase in cash paid for purchases of property plant and equipment of $2.1 million compared to the corresponding period in 2024.

Financing Activities

Cash flows provided by financing activities consist primarily of borrowings from the line of credit and sale of our common stock. Cash flows used in financing activities consist primarily of repayment of borrowings from the term loan (recorded as repayment of notes payable) and the line of credit, and payment of equity offering costs associated with the IPO. Prior to the Corporate Reorganization and IPO, cash flows used in financing activities included significant distributions to equity holders (inclusive of non-controlling interests) of Guardian Pharmacy, LLC, mostly consisting of distributions to fund tax liabilities and operational distributions, as well as return of capital.

Net cash used in financing activities for the three months ended March 31, 2025 decreased by $3.0 million compared to the corresponding period in 2024. The decrease is primarily due to decreases in distributions to equity holders (inclusive of non-controlling interest) of $10.7 million when compared to the corresponding period in 2024, offset by decreases in the net cash provided by the line of credit of $7.0 million when compared to the corresponding period in 2024.

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

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, filed for the year ended December 31, 2024, for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2024.

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

We could remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of our IPO, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (c) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $14.0 million as of March 31, 2025, which primarily consist of demand deposits held with financial institutions. Changes in interest rates affect the interest income we earn on our cash and cash equivalents and the fair value of our cash equivalents. Historical fluctuations in interest rates have not had a significant impact on our financial condition or results of operations, and a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the value of our cash and cash equivalents or on our future financial condition or results of operations.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, together with all of the information in this Quarterly Report on Form 10-Q and the other documents that we file with the SEC from time to time, before deciding whether to invest in our Class A common stock. Any of these risks could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. There have been no material changes to the risk factors described in the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, the issued and outstanding shares of Class B common stock that were issued in connection with the Corporate Reorganization automatically convert on a one-for-one basis into shares of Class A common stock over the two-year period following the IPO. Accordingly, on March 28, 2025, 13,519,946 shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.

The 13,519,946 shares of Class A common stock issued upon the conversion were issued under an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, and no underwriters were involved in these issuances.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Plans

During the quarter ended March 31, 2025, none of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 27, 2024, by and among Guardian Merger Corp., Guardian Pharmacy, LLC and Guardian Pharmacy Services, Inc.	8-K	001-42284	2.1	09/30/2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42284	3.1	09/30/2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42284	3.2	09/30/2024

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guardian Pharmacy Services, Inc.

Date: May 12, 2025	By:	/s/ David K. Morris
David K. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)