Form 10-Q
period 2025-06-30
Guardian Pharmacy Services, Inc.
filed 2025-08-11
CIK 1802255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act). Yes: ☐ No: ☒
As of August 1, 2025, there were issued and outstanding 22,730,591 shares of the registrant’s Class A common stock and 40,590,569 shares of the registrant’s Class B common stock.

GUARDIAN PHARMACY SERVICES, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words such as “aims,” “anticipates,” “believes,” “contemplates,” “continues,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” “would,” and similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties, as well as certain additional risks that we face, refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and the factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results to differ materially from those suggested by forward-looking statements are:

•	our ability to effectively execute our business strategies, implement new initiatives and improve efficiency;

•	our ability to effectively market and sell, customer acceptance of, and competition for, our pharmaceutical and health care services in new and existing markets;

•	our relationships with pharmaceutical wholesalers and key manufacturers, long-term health care facilities (“LTCFs”) and health plan payors;

•	our ability to maintain and expand relationships with LTCF operators on favorable terms;

•	the impact of a national emergency, public health crisis, global pandemic or outbreak of infectious disease on our employees and business and on our supply chain and the LTCFs we serve;

•	continuing government and private efforts to lower pharmaceutical costs, including by limiting pharmacy reimbursements;

•	changes in, and our ability to comply with, healthcare and other applicable laws, regulations or interpretations;

•	further consolidation of managed care organizations and other health plan payors and changes in the terms of our agreements with these parties;

•	our ability to retain members of our senior management team, our local pharmacy management teams and our pharmacy professionals;

•	our exposure to, and the results of, claims, legal proceedings and governmental inquiries;

•	our ability to maintain the security and integrity of our operating and information technology systems and infrastructure (e.g., against cyber-attacks);

•	product liability, product recall, personal injury or other health and safety issues related to the pharmaceuticals we dispense;

•	the impact of supply chain and other manufacturing disruptions related to the pharmaceuticals we dispense;

•	the sufficiency of our sources of liquidity and financial resources to fund our future operating expenses and capital expenditure requirements, and our ability to raise additional capital, if needed;

•	the misuse or off-label use, or errors in the dispensing or administration, of the pharmaceuticals we dispense; and

•	the market price of shares of our Class A common stock has experienced, and may in the future experience, substantial volatility due to relatively lower trading volumes and a limited public float.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2024	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$4,660	$18,817
Accounts receivable, net	97,153	94,125
Inventories	40,550	44,158
Other current assets	9,622	13,361

Total current assets	151,985	170,461

Property and equipment, net	49,883	54,431
Intangible assets, net	14,912	17,593
Goodwill	69,296	76,161
Operating lease right-of-use assets	29,079	32,030
Deferred tax assets	5,272	5,272
Other assets	383	386

Total assets	$320,810	$356,334

Liabilities and equity
Current liabilities:
Accounts payable	$102,420	$104,991
Accrued compensation	14,430	17,294
Operating leases, current portion	6,836	7,184
Other current liabilities	20,435	14,524

Total current liabilities	144,121	143,993

Operating leases, net of current portion	23,297	26,515
Other liabilities	3,416	6,155

Total liabilities	$170,834	$176,663

Commitments and contingencies (see Note 5)

Equity:
Class A common stock- 700,000,000 shares authorized, par value $0.001; 22,730,591 and 9,200,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	23
Class B common stock- 100,000,000 shares authorized, par value $0.001; 40,566,494 and 54,087,158 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	54	40
Additional paid-in capital	125,484	133,898
Retained earnings	17,124	35,602
Non-controlling interests	7,305	10,108

Total equity	149,976	179,671

Total liabilities and equity	$320,810	$356,334

See accompanying notes to unaudited interim Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2024	2025	2024	2025
Revenues	$300,037	$344,334	$575,447	$673,642
Cost of goods sold	238,749	276,188	459,058	541,147

Gross profit	61,288	68,146	116,389	132,495

Selling, general, and administrative expenses	44,283	55,566	91,451	106,910

Operating income	17,005	12,580	24,938	25,585

Other expenses (income):
Interest expense	1,066	172	1,831	342
Other expense (income), net	91	(179)	164	(450)

Total other expenses (income)	1,157	(7)	1,995	(108)

Income before income taxes	15,848	12,587	22,943	25,693
Provision for income taxes	—	3,760	—	7,593

Net income	15,848	8,827	22,943	18,100

Less net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	10,624	—	13,410	—
Less net income (loss) attributable to non-controlling interests	5,224	(203)	9,533	(378)

Net income attributable to Guardian Pharmacy Services, Inc.	$—	$9,030	$—	$18,478

Net income per share of Class A and Class B common stock 1
Basic	N/A	$0.15	N/A	$0.30
Diluted	N/A	$0.14	N/A	$0.29
Weighted-average Class A and Class B common shares outstanding
Basic	N/A	62,045,901	N/A	62,044,614
Diluted	N/A	63,203,003	N/A	63,055,106
See accompanying notes to unaudited interim Consolidated Financial Statements.

1
Basic and diluted net income per share of Class A and Class B common stock is applicable only for the three and six months ended June 30, 2025, which are the only periods presented following the initial public offering (“IPO”) and related Corporate Reorganization (as defined below in
Note 1 Organization and Background
). See
Note 6 Basic and Diluted Net Income Per Share
for the number of shares used in the computation of net income per share of Class A and Class B common stock and the basis for the computation of net income per share.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share amounts)	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	9,200,000	54,087,158	$9	$54	$125,484	$17,124	$7,305	$149,976
Contributions	—	—	—	—	—	—	135	135
Distributions	—	—	—	—	—	—	(135)	(135)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,448	—	9,448
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(175)	(175)
Share-based compensation forfeitures	—	(516)	—	—	(1)	—	—	(1)
Share-based compensation expense	—	—	—	—	3,969	—	—	3,969
Conversion of Class B Common Stock to Class A Common Stock	13,519,946	(13,519,946)	14	(14)	—	—	—	—

Balance, March 31, 2025	22,719,946	40,566,696	$23	$40	$129,452	$26,572	$7,130	$163,217
Contributions							1,094	1,094
Non-cash equity contribution							2,141	2,141
Distributions							(54)	(54)
Net income attributable to Guardian Pharmacy Services, Inc.						9,030		9,030
Net income (loss) attributable to non-controlling interest							(203)	(203)
Share-based compensation forfeitures	(68)	(202)			(1)			(1)
Share-based compensation expense		—			4,447			4,447
Issuance of Class A common stock associated with vested restricted stock units	10,713		—	—	—	—	—	—

Balance, June 30, 2025	22,730,591	40,566,494	$23	$40	$133,898	$35,602	$10,108	$179,671
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(UNAUDITED)

(In thousands)	Members’ Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	$28,209	$31,650	$59,859
Contributions	—	428	428
Net income	2,786	4,309	7,095
Distributions	(7,130)	(3,679)	(10,809)

Balance, March 31, 2024	$23,865	$32,708	$56,573

Contributions	—	724	724
Non-cash equity contribution	—	$4,989	$4,989
Net income	10,624	5,224	15,848
Distributions	(16,612)	(4,309)	(20,921)

Balance, June 30, 2024	$17,877	$39,336	$57,213

See accompanying notes to unaudited interim Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2024	2025
Operating activities
Net income	$22,943	$18,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,625	10,756
Share-based compensation expense	5,673	8,414
Provision for losses on accounts receivable	3,133	1,904
Other	63	430
Changes in operating assets and liabilities:
Accounts receivable	(15,151)	1,587
Inventories	(909)	(2,476)
Other current assets	(1,295)	(3,742)
Accounts payable	11,337	3,751
Accrued compensation	(1,913)	2,864
Other operating liabilities	4,281	(4,102)

Net cash provided by operating activities	37,787	37,486

Investing activities
Purchases of property and equipment	(6,740)	(10,111)
Payment for acquisitions	(10,243)	(8,920)
Other	281	482

Net cash used in investing activities	(16,702)	(18,549)

Financing activities
Proceeds from equity offering, net of underwriter fees	—	29,039
Repurchase of outstanding Class A common stock	—	(29,039)
Payments of equity offering costs	—	(1,594)
Borrowings from notes payable	15,000	—
Repayment of notes payable	(2,375)	—
Borrowings from line of credit	110,800	—
Repayments of line of credit	(110,800)	—
Principal payments on finance lease obligations	(2,187)	(2,276)
Contingent liability payments related to acquisitions	—	(1,950)
Contributions from non-controlling interests	1,152	1,229
Distributions to non-controlling interests	(7,988)	(189)
Member distributions	(23,742)	—
Other	(159)	—

Net cash used in financing activities	(20,299)	(4,780)

Net change in cash and cash equivalents	786	14,157
Cash and cash equivalents, beginning of period	752	4,660

Cash and cash equivalents, end of period	$1,538	$18,817

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,844	$345

Cash paid during the year for income taxes	$—	$14,696

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment through finance leases	$1,545	$2,986

Non-cash equity contributions from non-controlling interests	$4,989	$2,141

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
Subsidiaries are (i) greenfield
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
Follow-On
Offering
In May 2025, the Company completed an underwritten
follow-on
public offering (“Q2 2025 Offering”) of 1,440,447 shares of Class A common stock at an offering price of $21.00 per share. We used all of the net proceeds from the Q2 2025 Offering to purchase 1,440,447 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The 1,440,447 shares of Class A common stock purchased by the Company were cancelled, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.
As part of the Q2 2025 Offering, certain selling shareholders, consisting of the Company’s founders (the “Guardian Founders”), sold 6,059,553 shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling shareholders in this offering.

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are prepared in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. Certain footnote disclosures have been omitted that would substantially duplicate the disclosures in the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024, unless information contained in those disclosures materially changed or is required by U.S. GAAP to be included in interim financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2025 have been recorded. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or any other period. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024, as filed with the SEC on March 26, 2025.
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
		January 1, 2024 for annual disclosures. January 1, 2025 for interim disclosures.	The Company adopted the standard on January 1, 2024 for annual disclosures, and January 1, 2025 for interim disclosures. See Note 8 Segments for new disclosures.

2024-01, Scope Application of Profits Interest and Similar Awards	ASU 2024-01 clarifies the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718 - Compensation - Stock Compensation.	January 1, 2025 for annual and interim disclosures	The Company adopted the standard as of January 1, 2025, with no material impact on the Consolidated Financial Statements.

New Accounting Standards Not Yet Effective

ASU Number and Name	Description	Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption
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

2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810):Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
ASU
2025-03
revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not.
		January 1, 2027 for annual disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the new standard.

ASU Number and Name	Description	Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption

2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer
ASU
2025-04
clarifies the guidance in both ASC 606 and ASC 718 on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. The ASU is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer.
		January 1, 2027 for annual disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the new standard.
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
2025 Acquisitions
During the three months ended June 30, 2025, the Company completed acquisitions of various pharmacy operations (the “2025 Acquisitions”).
Total consideration for the 2025 Acquisitions included cash of $8,920, deferred inventory payments of $468, based on the fair value of inventory on the acquisition date, and contingent earnout payments of up to $1,700 if certain revenue and earnings targets are achieved during the first full four quarters subsequent to the acquisition date. The fair value of the contingent consideration arrangements at the acquisition dates and at June 30, 2025 was $1,700. (see Note 4
Fair Value Measurements
for more information). The total preliminary purchase consideration for the 2025 Acquisitions was $11,088.
The 2025 Acquisitions included
non-controlling
interests, for which the fair value was estimated to be $2,141. The fair value of the non-controlling
interests was estimated by utilizing the implied fair value of the non-controlling
interest, determined based on the acquisition purchase price, and considering discounts necessary due to the lack of marketability and lack of control associated with the non-controlling
interest. We incurred an immaterial amount of acquisition costs in connection with the 2025 Acquisitions.
The 2025 Acquisitions were treated as a purchase in accordance with ASC 805,
Business Combinations
, which requires recognition of the estimated fair values of assets acquired and liabilities assumed in a transaction. Our recognition of the assets acquired and liabilities assumed was based on management’s judgement after evaluating several factors, including a preliminary valuation assessment. This recognition is preliminary and subject to changes, which could be material, as additional information becomes available and the valuation of assets and liabilities is finalized.
The preliminary recognition of assets acquired and liabilities assumed for the 2025 Acquisitions as of June 30, 2025 is as follows:

(in thousands)	Fair Value
Total purchase consideration	$11,088
Net assets acquired:
Inventory	1,132
Other assets	2,849
Intangible Assets	4,390
Other liabilities	(2,009)
Non-controlling interest equity	(2,141)

Net assets acquired	4,221

Goodwill	$6,867

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the 2025 Acquisitions. Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the long-term care pharmacy industry, the assembled workforce acquired, expected revenue synergies, as well as operating efficiencies and cost savings. Of the $6,867 of goodwill recorded related to the 2025 Acquisitions, $5,376 is expected to be deductible for tax purposes.

Intangible assets are comprised of customer lists and trademarks. The fair values for the customer lists and trademarks were $4,100 and $290, respectively. The weighted average useful lives for the customer lists and trademarks were 10 years and 5 years, respectively.
Consolidated Results of Operations
The results of operations for the 2025 Acquisitions have been included in the consolidated financial statements since the date of acquisition. Revenue and net income related to the 2025 Acquisitions was not material to the consolidated financial statements.
The comparable prior period results of operations associated with the 2025 Acquisitions are not material to the consolidated financial statements, and as such, supplemental pro forma financial information is not presented.
2024
Acquisitions
In 2024, the Company completed acquisitions of various pharmacy operations (the “2024 Acquisitions”). Total consideration for the 2024 Acquisitions included cash of $14,710, and contingent earnout payments of up to $2,700 if certain revenue and earnings targets are achieved by certain acquired entities during the two-year
period subsequent to the respective acquisition dates. The fair value of the contingent consideration arrangement at the acquisition dates and as of December 31, 2024 was $2,700, and at June 30, 2025 was $750. During the three months ended June 30, 2025, we made payments totaling $1,950 to settle a portion of the contingent consideration (see
Note 4 Fair Value Measurements
for further detail). The total purchase consideration for the 2024 Acquisitions was $17,410.
The 2024 Acquisitions included
non-controlling
interests, for which the fair value was estimated to be $5,371 at the time of the 2024 Acquisitions. The fair value of the non-controlling
interests was estimated by utilizing the implied fair value of the non-controlling
interests, determined based on the acquisition price, and considering discounts necessary due to the lack of marketability and lack of control associated with the non-controlling
interests. During 2024, we incurred an immaterial amount of acquisition costs in connection with the 2024 Acquisitions.
The 2024 Acquisitions were treated as a purchase in accordance with ASC 805, Business Combinations, which requires recognition of the estimated fair values of assets acquired and liabilities assumed in a transaction. Our recognition of the assets acquired and liabilities assumed was based on management’s judgement after evaluating several factors, including a valuation assessment. There were no material measurement period adjustments recognized in periods subsequent to the 2024 Acquisitions.
The recognition of the assets and liabilities of the 2024 Acquisitions was as follows during 2024:

(in thousands)	Fair Value
Total purchase consideration	$17,410
Net assets acquired:
Inventory	2,671
Other assets	2,446
Intangible Assets	6,236
Other liabilities	(1,822)
Non-controlling interest equity	(5,371)

Net assets acquired	4,160

Goodwill	$13,250

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the 2024 Acquisitions. Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the long-term care pharmacy industry, the assembled workforce acquired, expected revenue synergies, as well as operating efficiencies and cost savings. Of the $13,250 of goodwill recorded related to the 2024 Acquisitions, $9,957 is expected to be deductible for tax purposes.

Intangible assets are comprised of customer lists and trademarks. The fair values for the customer lists and trademarks were $5,686 and $550, respectively. The weighted average useful lives for the customer lists and trademarks were 10 years and 5 years, respectively.
Consolidated Results of Operations
The results of operations for the 2024 Acquisitions have been included in the consolidated financial statements since the dates of acquisition.
The comparable prior period results of operations associated with the 2024 Acquisitions are not material to the consolidated financial statements, and as such, supplemental pro forma financial information is not presented.

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
The following table summarizes the valuation of liabilities measured at fair value on a recurring basis on the Company’s Consolidated Balance Sheets:

	Level 1	Level 2	Level 3
December 31, 2024
Liabilities:
Contingent consideration payable	$—	$—	$2,700

Fair value of financial instruments	$—	$—	$2,700

	Level 1	Level 2	Level 3
June 30, 2025
Liabilities:
Contingent consideration payable	$—	$—	$2,450

Fair value of financial instruments	$—	$—	$2,450

The fair value measurement of the contingent consideration obligations arising from acquisitions is based upon Level 3 unobservable inputs including, in part, the estimate of future cash flows based upon the likelihood of achieving the various criteria triggering the payment of the obligations. The fair values of the liabilities associated with contingent consideration obligations were derived using the income approach with unobservable inputs, which included future earnings forecasts for which there is no market data. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the six months ended June 30, 2025, there were no material gains or losses related to liabilities classified as Level 3 as a result of fair value adjustments. Changes in the fair value of the contingent consideration obligations are recorded within Selling, general and administrative expenses.

The following table provides a reconciliation of the activity for the Level 3 contingent consideration fair value measurements during the six-month
period ended June 30, 2025:

Balance at December 31, 2024	$2,700
Current year acquisitions	1,700
Fair value adjustments	—
Payments	(1,950)

Balance at June 30, 2025	$2,450

5.	Commitments and Contingencies
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
Legal expenses include attorneys’ fees, litigation expenses and settlements. The Company recorded legal expenses totaling $4,508 and $2,304 for the six months ended June 30, 2024 and 2025, respectively.

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
The Company analyzed the calculation of earnings per unit, related to units of Guardian Pharmacy, LLC, for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Further, the Company had no operations prior to the Corporate Reorganization and the number of shares issued prior to the Corporate Reorganization was 100, which we have determined is not meaningful. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2024.
The following table sets forth (in thousands) the computation of net income attributable to the Company used to compute basic net income per share of Class A and Class B common stock for the three and six months ended June 30, 2025.

(in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Numerator:
Net income	$8,827	$18,100
Less net income (loss) attributable to non-controlling interests	(203)	(378)

Net income attributable to Guardian Pharmacy Services, Inc.	$9,030	$18,478

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts, and per share amounts):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$3,262	$5,768	$4,805	$13,673
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	22,411,728	39,634,173	16,134,275	45,910,339

Basic net income per share attributable to common stockholders	$0.15	$0.15	$0.30	$0.30

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$3,262	$5,768	$4,805	$13,673
Denominator:
Number of shares used in basic computation	22,411,728	39,634,173	16,134,275	45,910,339
Dilutive Restricted Stock Units and Class A and B Common Stock	417,959	739,143	262,772	747,720

Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income per share	22,829,687	40,373,316	16,397,047	46,658,059

Diluted net income per share attributable to common stockholders	$0.14	$0.14	$0.29	$0.29

7.	Share-based Compensation
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
Conversion of Class B Common Stock to Class A Common Stock
In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and the conversion schedule described further in Note 1
Organization and Background
, on March 28, 2025, 13,519,946 shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock. Included in this conversion were approximately 25% of the unvested shares of Class B common stock, which converted to unvested shares of Class A common stock.
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

Share-based compensation expense
Share-based compensation expense is recorded to selling, general, and administrative expenses in the consolidated statements of operations, and is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Pre-IPO awards	$(272)	$—	$5,673	$—
Unvested Class A and B common stock	—	3,383		6,767
Restricted stock units	—	1,063		1,647

Total share-based compensation expense (income)	$(272)	$4,446	$5,673	$8,414

As of June 30, 2025, unamortized share-based compensation costs related to share-based incentive awards is as follows (in thousands, except for the remaining service period):

	Amount	Weighted Average Remaining Service Period (years)
Unvested Class A and B common stock	$3,274	0.3
Restricted stock units	10,911	2.6

Total unamortized share-based compensation cost	$14,185

8.	Segments
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
The accounting policies of the operating segment are the same as those of the Company.
Reportable segment reconciliation
The following reconciliation presents operating segment revenue, net income, and significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue	$300,037	$344,334	$575,447	$673,642
Less:
Employee expenses (excluding share-based compensation expense)	66,071	75,642	127,654	148,022
Share-based compensation expense	(272)	4,446	5,673	8,414
Other segment items (1)	212,450	245,998	407,721	480,415
Depreciation and amortization	4,874	5,489	9,625	10,756
Interest expense	1,066	172	1,831	342
Income taxes	—	3,760	—	7,593

Segment net income	$15,848	$8,827	$22,943	$18,100

Reconciliation of net income to consolidated statements of operations
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$15,848	$8,827	$22,943	$18,100

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
Income tax expense for the three months ended June 30, 2024 and 2025 was $0 and $3,760, respectively. This reflects effective tax rates for the three months ended June 30, 2024 and 2025 of 0% and 29.9% , respectively. Income tax expense for the six months ended June 30, 2024 and 2025 was $0 and $7,593, respectively. This reflects effective tax rates for the six months ended June 30, 2024 and 2025 of 0% and 29.6% , respectively. The comparison of the Company’s effective tax rate to the U.S. statutory rate of 21% was primarily due to state income taxes representing approximately 5.0% and the incremental share-based compensation charge in connection with the Corporate Reorganization and IPO (see Note 7 - Share-based Compensation for further detail on the share-based compensation charge) representing approximately 3.5%. These compensation costs are not deductible for federal and state income taxes due to prior Section 83(b) elections.
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring business tax provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions, that are based on the beliefs of our management. Our actual results could differ materially from those discussed in these forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise requires, the terms “Guardian,” the “Company,” “we,” “us” and “our” when used in this report mean Guardian Pharmacy Services, Inc. and all subsidiaries included in our consolidated financial statements.

Overview

We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of long-term health care facilities (“LTCFs”) adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We enter into contracts directly with LTCFs to serve as the principal pharmacy provider for their residents. In this capacity, we offer high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities (“ALFs”) and behavioral health facilities (“BHFs”). Additionally, our robust capabilities enable us to serve residents in all types of LTCFs. Our services include prescription intake and adjudication management, packaging drugs into unit dose and/or multi-dose compliance packaging that are organized by date and time of administration, and electronically tracking each drug from delivery through administration to LTCF residents. We also offer training to caregivers and conduct mock audits to ensure compliance with pharmacy administration requirements, billing claims processing, government regulation and other matters. As of June 30, 2025, our 52 pharmacies served approximately 195,000 residents in approximately 7,400 LTCFs across 38 states.

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

The Non-Converted Subsidiaries are (i) greenfield start-up pharmacies in various stages of development and integration with Guardian and do not currently have material operations or (ii) pharmacies that we recently acquired. After a period of time that would typically be sufficient to allow such pharmacies to adopt our operating practices and experience meaningful growth in residents served and earnings, we expect to acquire the minority membership interests of such Non-Converted Subsidiaries.

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

Follow-On Offering

In May 2025, the Company completed an underwritten follow-on public offering (“Q2 2025 Offering”) of 1,440,447 shares of Class A common stock at an offering price of $21.00 per share. We used all of the net proceeds from the Q2 2025 Offering to purchase 1,440,447 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The 1,440,447 shares of Class A common stock purchased by the Company were cancelled, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.

As part of the Q2 2025 offering, certain selling shareholders, consisting of the Company’s founders (the “Guardian Founders”), sold 6,059,553 shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling shareholders in this offering.

Factors Affecting the Comparability of Our Results of Operations

Our results of operations for the three and six months ended June 30, 2025 and the corresponding period in 2024 have been affected by the following, among other factors, which must be understood to assess the comparability of our period-to-period financial performance and condition.

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

During 2024 and 2025, we completed acquisitions of various pharmacy operations (the “Acquisitions”). The operating results of the Acquisitions were a contributing factor in certain changes in the results of operations for the three and six months ended June 30, 2025 compared to the corresponding periods in 2024. Acquisition impacts are considered when the beginning of the comparative period precedes the acquisition date.

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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2025

The following table sets forth our consolidated statements of operations data for the three and six months ended June 30, 2024 and 2025, respectively. The year-over-year comparison of results of operations is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2024	2025	2024	2025

Revenues	$300,037	$344,334	$575,447	$673,642
Cost of goods sold	238,749	276,188	459,058	541,147

Gross profit	61,288	68,146	116,389	132,495
Selling, general, and administrative expenses (1)	44,283	55,566	91,451	106,910
Operating income	17,005	12,580	24,938	25,585
Other expenses (income):
Interest expense	1,066	172	1,831	342
Other expense (income), net	91	(179)	164	(450)

Total other expenses (income)	1,157	(7)	1,995	(108)
Income before income taxes	15,848	12,587	22,943	25,693
Provision for income taxes	—	3,760	—	7,593

Net income	15,848	8,827	22,943	18,100

Less net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	10,624	—	13,410	—
Less net income (loss) attributable to non-controlling interests (2)	5,224	(203)	9,533	(378)

Net income attributable to Guardian Pharmacy Services, Inc.	$—	$9,030	$—	$18,478

Adjusted EBITDA (3)	$21,676	$24,952	$41,931	$48,385

(1)

Included in selling, general, and administrative expenses is share-based compensation expense (income) of ($272) and $4,446 during the three months ended June 30, 2024 and 2025, respectively, and $5,673 and $8,414 during the six months ended June 30, 2024 and 2025, respectively. For the three and six months ended June 30, 2024, this share-based compensation expense primarily represents non-cash recognition of changes in the value of Restricted Interest Unit awards, and has historically been recorded as a liability using a cash settlement methodology as calculated on a quarterly basis. For the three and six months ended June 30, 2025, this share-based compensation expense primarily represents the incremental expense recognized for Restricted Interest Unit awards that were modified in connection with the Corporate Reorganization and IPO, and share-based compensation expense for Restricted Stock Units granted for Class A common stock.

(2)

For the three and six months ended June 30, 2024, these figures, for both Converted Subsidiaries and Non-Converted Subsidiaries, reflect minority membership interests in our subsidiaries preceding the Corporate Reorganization and IPO. For the three and six months ended June 30, 2025, these figures reflect the minority membership interest for the Non-Converted Subsidiaries subsequent to the Corporate Reorganization and IPO.

(3)

See “—Adjusted EBITDA and Other Non-GAAP Financial Measures” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30		% Change

	2024	2025		2024	2025

	(in thousands)			(in thousands)
Revenue	$300,037	$344,334	14.8%	$575,447	$673,642	17.1%

Revenue for the three months ended June 30, 2025 increased by $44.3 million or 14.8% compared to the three months ended June 30, 2024. $9.9 million of the increase was attributable to revenue from the Acquisitions, with the remaining $34.4 million of the increase attributable to the organic growth of our business. Further, the increase was attributable to increases in the number of residents served from 174,000 residents during June 2024 to 195,000 residents during June 2025 and prescriptions dispensed from 6.2 million during the three months ended June 30, 2024 to 7.0 million during the three months ended June 30, 2025, as well as annual drug price inflation.

Revenue for the six months ended June 30, 2025 increased by $98.2 million or 17.1% compared to the six months ended June 30, 2024. $30.1 million of the increase was attributable to revenue from the Acquisitions, with the remaining $68.1 million of the increase attributable to the organic growth of our business. Further, the increase was attributable to increases in the number of residents served from 174,000 residents during June 2024 to 195,000 residents during June 2025 and prescriptions dispensed from 12.0 million during the six months ended June 30, 2024 to 13.7 million during the six months ended June 30, 2025, as well as annual drug price inflation.

Cost of goods sold

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2024	2025		2024	2025

	(in thousands)			(in thousands)
Cost of goods sold	$238,749	$276,188	15.7%	$459,058	$541,147	17.9%
Percentage of revenue	79.6%	80.2%		79.8%	80.3%

Cost of goods sold for the three months ended June 30, 2025 increased by $37.4 million or 15.7% compared to the three months ended June 30, 2024. $8.6 million of the increase was attributable to the Acquisitions, with the remaining $28.8 million of the increase attributable to the organic growth of our business. Cost of goods sold as a percentage of revenue increased from 79.6% to 80.2% during the three months ended June 30, 2025.

Cost of goods sold for the six months ended June 30, 2025 increased by $82.1 million or 17.9% compared to the six months ended June 30, 2024. $27.4 million of the increase was attributable to the Acquisitions, with the remaining $54.7 million of the increase attributable to the organic growth of our business. Cost of goods sold as a percentage of revenue increased from 79.8% to 80.3% during the six months ended June 30, 2025.

Selling, general, and administrative expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2024	2025		2024	2025

	(in thousands)			(in thousands)
Selling, general, and administrative expenses	$44,283	$55,566	25.5%	$91,451	$106,910	16.9%
Percentage of revenue	14.8%	16.1%		15.9%	15.9%

Selling, general and administrative expenses increased $11.3 million or 25.5% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. $6.6 million of the increase was driven by an increase in average employee headcount, with $5.2 million resulting from organic growth and $1.4 million resulting from the Acquisitions. Additionally, $4.7 million of the increase was driven by increases in share-based compensation expense. Selling, general and administrative expenses as a percentage of revenue increased from 14.8% to 16.1% based primarily on increases to share-based compensation expense described above.

Selling, general and administrative expenses increased $15.5 million or 16.9% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. $12.8 million of the increase was driven by an increase in average employee headcount, with $8.3 million resulting from organic growth and $4.5 million resulting from the Acquisitions. Additionally, $2.7 million of the increase was driven by increases in share-based compensation expense. Selling, general and administrative expenses as a percentage of revenue decreased from 15.9% to 15.9%.

Interest expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2024	2025		2024	2025

	(in thousands)			(in thousands)
Interest expense	1,066	172	(83.9)%	1,831	342	(81.3)%

Interest expense decreased by $0.9 million or (83.9)% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was due to having no balances outstanding under the Credit Facility (see “-Liquidity and Capital Resources” below) during the three months ended June 30, 2025.

Interest expense decreased by $1.5 million or (81.3)% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was due to having no balances outstanding under the Credit Facility (see “-Liquidity and Capital Resources” below) during the six months ended June 30, 2025.

Provision for income taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2024	2025		2024	2025

	(in thousands)			(in thousands)
Provision for income taxes	$—	$3,760	N/A	$—	$7,593	N/A

Income tax expense was $3.8 million and $7.6 million for the three and six months ended June 30, 2025, respectively. Prior to the IPO, we conducted our business through Guardian Pharmacy, LLC, and its majority-owned and wholly-owned limited liability company subsidiaries, which were treated for income tax purposes as partnerships and disregarded entities, respectively. As such, no income tax expense was recorded during the three months and six months ended June 30, 2024.

Adjusted EBITDA and Other Non-GAAP Financial Measures

To supplement the results presented in our consolidated financial statements in accordance with GAAP, we also present Adjusted EBITDA, Adjusted EPS and Adjusted SG&A, which are financial measures not based on any standardized methodology prescribed by GAAP.

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, as adjusted to exclude the impact of items and amounts that we view as not indicative of our core operating performance, including share-based compensation, acquisition accounting adjustments, certain legal and regulatory items, and financing-related and other activities.

We define Adjusted EPS as diluted net income (loss) per share of Class A and Class B common stock (“EPS”) before the diluted per share impacts of share-based compensation expense, certain legal and other regulatory items, financing-related and other activities, amortization expense associated with acquisition-related intangible assets, and the income tax impact of the adjustments.

We define Adjusted SG&A as GAAP selling, general, and administrative expenses adjusted to exclude the impact of share-based compensation, expenses relating to certain legal and regulatory items, and financing-related and other activities.

Adjusted EBITDA, Adjusted EPS and Adjusted SG&A do not have a definition under GAAP, and our definition of Adjusted EBITDA, Adjusted EPS and Adjusted SG&A may not be the same as, or comparable to, similarly titled measures used by other companies.

We use Adjusted EBITDA, Adjusted EPS, and Adjusted SG&A to better understand and evaluate our core operating performance and trends. We believe that presenting Adjusted EBITDA, Adjusted EPS, and Adjusted SG&A provides useful information to investors in understanding and evaluating our operating results, as it permits investors to view our core business performance using the same metrics that management uses to evaluate our performance.

There are a number of limitations related to the use of Adjusted EBITDA, Adjusted EPS, and Adjusted SG&A rather than the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect interest and income tax payments that represent a reduction in cash available to us;

•

Depreciation and amortization are non-cash charges and the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA and Adjusted EPS does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA, Adjusted EPS, and Adjusted SG&A do not consider the impact of share-based compensation; and

•	Adjusted EBITDA, Adjusted EPS, and Adjusted SG&A exclude the impact of certain legal and regulatory items, which can affect our current and future cash requirements.

Because of these limitations, Adjusted EBITDA, Adjusted EPS, and Adjusted SG&A should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. You should consider Adjusted EBITDA, Adjusted EPS, and Adjusted SG&A alongside other financial measures, including net income, diluted EPS, GAAP selling, general, and administrative expense and our other financial results presented in accordance with GAAP.

A reconciliation of Adjusted EBITDA to net income, of Adjusted EPS to diluted EPS, and of Adjusted SG&A to GAAP selling, general, and administrative expense, the most directly comparable GAAP financial measures, are set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2025	2024	2025

Net income	15,848	8,827	22,943	18,100
Add:
Interest expense (income), net	1,066	(68)	1,831	(70)
Depreciation and amortization	4,874	5,489	9,625	10,756
Provision for income taxes	—	3,760	—	7,593

EBITDA	$21,788	$18,008	$34,399	$36,379

Share-based compensation (1)	(272)	4,446	5,673	8,414
Certain legal & other regulatory matters (2)	1,830	1,482	3,529	1,778
Financing-related and other activities (3)	—	1,016	—	1,814
Other (4)	$(1,670)	$—	$(1,670)	$—

Adjusted EBITDA	$21,676	$24,952	$41,931	$48,385

Net income as a percentage of revenue	5.3%	2.6%	4.0%	2.7%

Adjusted EBITDA as a percentage of revenue	7.2%	7.2%	7.3%	7.2%

Diluted EPS	N/A	$0.14	N/A	$0.29
Share-based compensation (1)	N/A	0.07	N/A	0.13
Certain legal & other regulatory matters (2)	N/A	0.02	N/A	0.03
Financing-related and other activities (3)	N/A	0.02	N/A	0.03
Acquisition-related intangible asset amortization (5)	N/A	0.01	N/A	0.03
Income tax impact of adjustments (6)	N/A	(0.03)	N/A	(0.04)

Adjusted EPS	N/A	$0.23	N/A	$0.47

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income per share	N/A	63,203,003	N/A	63,055,106
Weighted average common shares outstanding used in calculating diluted Non-GAAP net income per share	N/A	63,203,003	N/A	63,055,106

GAAP selling, general, and administrative expenses	$44,283	$55,566	$91,451	$106,910
Subtract:
Share-based compensation (1)	(272)	4,446	5,673	8,414
Certain legal & other regulatory matters (2)	1,830	1,482	3,529	1,778
Financing-related and other activities (3)	—	1,016	—	1,814
Adjusted SG&A	$42,725	$48,622	$82,249	$94,904

GAAP selling, general, and administrative expenses as a percentage of revenue	14.8%	16.1%	15.9%	15.9%

Adjusted SG&A as a percentage of revenue	14.2%	14.1%	14.3%	14.1%

(1)

Prior to the Corporate Reorganization and IPO, our share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards, which had historically been recorded as a liability using a cash settlement methodology as calculated on a quarterly basis. In connection with the Corporate Reorganization and IPO, certain Restricted Interest Unit awards were modified, resulting in the modified awards being equity classified. Share-based compensation expense for the three and six months ended June 30, 2025 relates to equity-classified awards.

(2)

Represents non-recurring attorney’s fees, settlement costs and other expenses associated with certain legal proceedings. The Company excludes such charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion allows for consistent evaluation of operations.

(3)	Represents non-recurring costs associated with various financing-related activities and costs to transition to a public company.
(4)	Represents non-recurring proceeds from settlements related to payor reimbursement, which were recorded as revenue upon settlement.
(5)	Represents amortization expense associated with the acquisition-related intangible assets, such as customer lists and trademarks.
(6)	Represents the income tax impact of non-GAAP adjustments, calculated using the estimated tax rate for the respective non-GAAP adjustment.

Liquidity and Capital Resources

We have historically financed our business and acquisitions primarily through cash from operations and borrowings under our credit facility and, more recently, sales of our Class A common stock in our IPO. We use cash in the ordinary course of our operations primarily for prescription drug acquisition costs, capital expenditures, and personnel costs. As of June 30, 2025, we had $18.8 million in cash and cash equivalents. Our cash primarily consists of demand deposits held with a large regional financial institution.

On May 13, 2024, the Company entered into the Sixth Amendment to the Third Amended and Restated Loan and Security Agreement (the “2024 Amendment”) to the existing credit facility with Regions Bank (the “Credit Facility”). The Credit Facility provides for term loans (the “Term Loan”) and a line of credit. The 2024 Amendment extended the maturity date of the Credit Facility from April 23, 2025 to April 23, 2027. The line of credit under the Credit Facility bears an interest rate equal to the one-month Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The total amount available under the line of credit as of June 30, 2025 is $40 million and we have the ability to increase our overall Credit Facility up to $75 million.

As of June 30, 2025, we had no amounts of principal outstanding under the Term Loan and no borrowings outstanding under the line of credit.

We believe our existing cash and cash equivalents, expected cash flows provided by our operations, and the amounts available under our Credit Facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months and for the foreseeable future, though we may require additional capital resources in the future.

Net Cash Flows

For the six months ended June 30, 2024 and 2025, respectively, our net cash flows provided by / (used in) were as follows:

(in thousands)	Six Months Ended June 30,
	2024	2025
Operating activities	37,787	37,486

Investing activities	(16,702)	(18,549)

Financing activities	(20,299)	(4,780)

Operating Activities

Cash flows provided by operating activities consist of our net income principally adjusted for certain non-cash items, such as depreciation and amortization, provision for losses on accounts receivable, and share-based compensation expense. Cash flows used in operating activities consist primarily of changes in our operating assets and liabilities. Subsequent to the Corporate Reorganization and IPO, income tax payments and receivables are presented as changes in operating assets and liabilities within operating activities.

Net cash provided by operating activities for the six months ended June 30, 2025 decreased by $0.3 million compared to the corresponding period in 2024. The decrease was primarily due to decreases in other current liabilities, driven by income tax payments, decreases in accounts payable, and increases in inventory, offset by decreases in accounts receivable and increases in accrued compensation when compared to the corresponding period in 2024.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from disposition of property and equipment. Cash flows used in investing activities consist primarily of acquisitions and capital expenditures relating to our new and existing pharmacy locations.

Net cash used in investing activities for the six months ended June 30, 2025 increased by $1.8 million compared to the corresponding period in 2024. The increase was primarily due to the increase in cash paid for purchases of property plant and equipment of $3.4 million, offset by $1.3 million less in cash paid for acquisitions compared to the corresponding period in 2024.

Financing Activities

Cash flows provided by financing activities consist primarily of borrowings from the line of credit and sale of our common stock. Cash flows used in financing activities consist primarily of repayment of borrowings from the term loan (recorded as repayment of notes payable) and the line of credit, and payment of equity offering costs associated with the IPO. Prior to the Corporate Reorganization and IPO, cash flows used in financing activities included significant distributions to equity holders (inclusive of non-controlling interests) of Guardian Pharmacy, LLC, mostly consisting of distributions to fund income tax liabilities and operational distributions, as well as return of capital.

Net cash used in financing activities for the six months ended June 30, 2025 decreased by $15.5 million compared to the corresponding period in 2024. The decrease is primarily due to decreases in distributions to equity holders (inclusive of non-controlling interest) of $31.5 million when compared to the corresponding period in 2024, offset by decreases in the cash provided by borrowings from note payable of $15.0 million when compared to the corresponding period in 2024.

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

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed for the year ended December 31, 2024, for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2024.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $18.8 million as of June 30, 2025, which primarily consist of demand deposits held with financial institutions. Changes in interest rates affect the interest income we earn on our cash and cash equivalents and the fair value of our cash equivalents. Historical fluctuations in interest rates have not had a significant impact on our financial condition or results of operations, and a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the value of our cash and cash equivalents or on our future financial condition or results of operations.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

Follow-On Offering

In May 2025, the Company completed an underwritten follow-on public offering (“Q2 2025 Offering”) of 1,440,447 shares of Class A common stock at an offering price of $21.00 per share. We used all of the net proceeds from the Q2 2025 Offering to purchase 1,440,447 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The purchases were made pursuant to stock purchase agreements at a purchase price per share of $20.16 (equal to the $21.00 per share offering price in the Q2 2025 Offering, less the underwriting discount of $0.84 per share). The 1,440,447 shares of Class A common stock purchased by the Company were cancelled, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.

The following table summarizes our share repurchase activity for the three months ended June 30, 2025, all of which shares were repurchased pursuant to the transactions described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 through April 30, 2025	—	$—	—	$—
May 1 through May 31, 2025	1,440,447	20.16	—	—
June 1 through June 30, 2025	—	—	—	—

	1,440,447		—

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Plans

During the quarter ended June 30, 2025, none of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 27, 2024, by and among Guardian Merger Corp., Guardian Pharmacy, LLC and Guardian Pharmacy Services, Inc.	8-K	001-42284	2.1	09/30/2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42284	3.1	09/30/2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42284	3.2	09/30/2024

10.1	Form of Stock Purchase Agreement, effective as of May 20, 2025.	8-K	001-42284	10.1	05/20/2025

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guardian Pharmacy Services, Inc.

Date: August 11, 2025	By:	/s/ David K. Morris
David K. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)