Form 10-Q
period 2025-09-30
Guardian Pharmacy Services, Inc.
filed 2025-11-10
CIK 1802255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
of the Exchange Act). Yes: ☐ No: ☒
As of November 3, there were issued and outstanding 36,253,744 shares of the registrant’s Class A common stock and 27,066,890 shares of the registrant’s Class B common stock.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2024	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$4,660	$36,487
Accounts receivable, net	97,153	106,185
Inventories	40,550	47,859
Other current assets	9,622	7,749

Total current assets	151,985	198,280

Property and equipment, net	49,883	56,118
Intangible assets, net	14,912	18,915
Goodwill	69,296	79,570
Operating lease right-of-use assets	29,079	32,205
Deferred tax assets	5,272	4,562
Other assets	383	387

Total assets	$320,810	$390,037

Liabilities and equity
Current liabilities:
Accounts payable	$102,420	$121,675
Accrued compensation	14,430	15,944
Operating leases, current portion	6,836	6,717
Other current liabilities	20,435	17,613

Total current liabilities	144,121	161,949

Operating leases, net of current portion	23,297	27,367
Other liabilities	3,416	5,224

Total liabilities	$170,834	$194,540

Commitments and contingencies (see Note 5)

Equity:
Class A common stock- 700,000,000 shares authorized, par value $0.001; 36,253,744 and 9,200,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	36
Class B common stock- 100,000,000 shares authorized, par value $0.001; 27,066,890 and 54,087,158 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	54	27
Additional paid-in capital	125,484	138,273
Retained earnings	17,124	45,420
Non-controlling interests	7,305	11,741

Total equity	149,976	195,497

Total liabilities and equity	$320,810	$390,037

See accompanying notes to unaudited interim Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2024	2025	2024	2025
Revenues	$314,393	$377,427	$889,840	$1,051,069
Cost of goods sold	253,515	302,706	712,573	843,853

Gross profit	60,878	74,721	177,267	207,216

Selling, general, and administrative expenses	165,491	58,367	256,942	165,277

Operating income (loss)	(104,613)	16,354	(79,675)	41,939

Other expenses (income):
Interest expense	1,026	160	2,857	502
Other expense (income), net	2	(437)	166	(887)

Total other expenses (income)	1,028	(277)	3,023	(385)

Income (loss) before income taxes	(105,641)	16,631	(82,698)	42,324
Provision for income taxes	176	7,038	176	14,631

Net income (loss)	(105,817)	9,593	(82,874)	27,693

Less net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	9,350	—	22,760	—
Less net income (loss) attributable to non-controlling interests	6,823	(225)	16,356	(603)

Net income (loss) attributable to Guardian Pharmacy Services, Inc.	$(121,990)	$9,818	$(121,990)	$28,296

Net income (loss) per share of Class A and Class B common stock 1
Basic	$(2.00)	$0.16	$(2.00)	$0.46
Diluted	$(2.00)	$0.15	$(2.00)	$0.45
Weighted-average Class A and Class B common shares outstanding
Basic	61,143,311	62,124,010	61,143,311	62,071,370
Diluted	61,143,311	63,432,468	61,143,311	63,179,784
See accompanying notes to unaudited interim Consolidated Financial Statements.

1
See
Note 6 Basic and Diluted Net Income Per Share
for the number of shares used in the computation of net income per share of Class A and Class B common stock and the basis for the computation of net income per share.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share amounts)	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	9,200,000	54,087,158	$9	$54	$125,484	$17,124	$7,305	$149,976
Contributions	—	—	—	—	—	—	135	135
Distributions	—	—	—	—	—	—	(135)	(135)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,448	—	9,448
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(175)	(175)
Share-based compensation forfeitures	—	(516)	—	—	(1)	—	—	(1)
Share-based compensation expense	—	—	—	—	3,969	—	—	3,969
Conversion of Class B Common Stock to Class A Common Stock	13,519,946	(13,519,946)	14	(14)	—	—	—	—

Balance, March 31, 2025	22,719,946	40,566,696	$23	$40	$129,452	$26,572	$7,130	$163,217

Contributions	—	—	—	—	—	—	1,094	1,094
Non-cash equity contribution	—	—	—	—	—	—	2,141	2,141
Distributions	—	—	—	—	—	—	(54)	(54)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,030		9,030
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(203)	(203)
Share-based compensation forfeitures	(68)	(202)	—	—	(1)	—	—	(1)
Share-based compensation expense	—	—	—	—	4,447	—	—	4,447
Issuance of Class A common stock associated with vested restricted stock units	10,713	—	—	—	—	—	—	—

Balance, June 30, 2025	22,730,591	40,566,494	$23	$40	$133,898	$35,602	$10,108	$179,671

Contributions	—	—	—	—	—	—	390	390
Non-cash equity contribution	—	—	—	—	—	—	1,468	1,468
Distributions	—	—	—	—	(422)	—	—	(422)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,818	—	9,818
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(225)	(225)
Share-based compensation forfeitures	(132)	(394)	—	—	(17)	—	—	(17)
Share-based compensation expense	—	—	—	—	4,373	—	—	4,373
Conversion of Class B Common Stock to Class A Common Stock	13,523,285	(13,523,285)	13	(13)	—	—	—	—
Issuance of Class B Common Stock associated with acquisition		24,075	—	—	441	—	—	441

Balance, September 30, 2025	36,253,744	27,066,890	$36	$27	$138,273	$45,420	$11,741	$195,497

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND STOCKHOLDER’S EQUITY
(UNAUDITED)

	Guardian Pharmacy, LLC (Prior to Corporate Reorganization)	Guardian Pharmacy Services, Inc. Stockholders’ Equity
(In thousands, except share amounts)	Members’ Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	$28,209	—	—	$—	$—	$—	$—	$31,650	$59,859
Contributions	—	—	—	—	—	—	—	428	428
Net income	2,786	—	—	—	—	—	—	4,309	7,095
Distributions	(7,130)	—	—	—	—	—	—	(3,679)	(10,809)

Balance, March 31, 2024	23,865	—	—	—	—	—	—	32,708	56,573

Contributions	—	—	—	—	—	—	—	724	724
Non-cash equity contribution	—	—	—	—	—	—	—	4,989	4,989
Net income	10,624	—	—	—	—	—	—	5,224	15,848
Distributions	(16,612)	—	—	—	—	—	—	(4,309)	(20,921)

Balance, June 30, 2024	17,877	—	—	—	—	—	—	39,336	57,213

Net income prior to Corporate Reorganization	9,350	—	—	—	—	—	—	6,817	16,167
Contributions prior to Corporate Reorganization	—	—	—	—	—	—	—	955	955
Distributions prior to Corporate Reorganization	(12,308)	—	—	—	—	—	—	(6,291)	(18,599)
Impacts of Corporate Reorganization and IPO
Conversion of non-controlling interest into Guardian Pharmacy, LLC common units	34,494	—	—	—	—	—	—	(34,494)	—
Conversion of Restricted Interest Unit awards into Guardian Pharmacy, LLC common units	142,498	—	—	—	—	—	—	—	142,498
Conversion of Guardian Pharmacy, LLC common units into Class B common stock of Guardian Pharmacy Services, Inc.	(191,911)	—	54,094,232	—	54	9,510	182,347	—	—
Issuance of Class A common stock, net of costs	—	9,200,000	—	9	—	106,728	—	—	106,737
Payments to Class B common stock stockholders of $1.02 per share	—	—	—	—	—	—	(55,176)	—	(55,176)
Recognition of deferred tax asset, net from Corporate Reorganization						5,973			5,973
Net income (loss) attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	—	(121,990)	—	(121,990)
Net income attributable to non-controlling interest subsequent to Corporate Reorganization								6	6
Equity-based compensation subsequent to Corporate Reorganization	—	—	—	—	—	112	—	—	112

Balance, September 30, 2024	$—	9,200,000	54,094,232	$9	$54	$122,323	$5,181	$6,329	$133,896

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2024	2025
Operating activities
Net income (loss)	$(82,874)	$27,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,619	16,594
Share-based compensation expense	128,029	12,770
Provision for losses on accounts receivable	4,240	3,110
Change in deferred tax asset	—	710
Other	(31)	585
Changes in operating assets and liabilities:
Accounts receivable	(17,285)	(11,593)
Inventories	(6,226)	(5,669)
Other current assets	768	858
Accounts payable	14,158	21,148
Accrued compensation	(3,373)	1,514
Other operating liabilities	(16,402)	(2,065)

Net cash provided by operating activities	35,623	65,655

Investing activities
Purchases of property and equipment	(11,867)	(15,318)
Payment for acquisitions	(12,460)	(12,921)
Other	544	724

Net cash used in investing activities	(23,783)	(27,515)

Financing activities
Proceeds from equity offering, net of underwriter fees	119,784	29,039
Repurchase of outstanding Class A common stock	—	(29,039)
Payments of equity offering costs	(538)	(1,594)
Payments to Class B common stockholders	(55,176)	—
Borrowings from notes payable	15,000	—
Repayment of notes payable	(3,750)	(497)
Borrowings from line of credit	189,300	—
Repayments of line of credit	(188,300)	—
Principal payments on finance lease obligations	(3,309)	(3,393)
Contingent payments related to acquisitions	—	(2,259)
Contributions from non-controlling interests	2,107	1,619
Distributions to non-controlling interests	(14,279)	(189)
Member distributions	(36,050)	—
Other	(160)	—

Net cash provided by (used in) financing activities	24,629	(6,313)

Net change in cash and cash equivalents	36,469	31,827
Cash and cash equivalents, beginning of period	752	4,660

Cash and cash equivalents, end of period	$37,221	$36,487

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,851	$510

Cash paid during the year for income taxes	$—	$17,591

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment through finance leases	$2,256	$3,623

Accrued and capitalized offering costs recorded to additional paid-in capital	$12,509	$—

Non-cash equity contributions from non-controlling interests	$4,989	$3,609

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
capital.
Conversion of Class B Common Stock to Class A Common Stock
In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and the conversion schedule described in the Corporate Reorganization section above, on March 28, 2025 and September 27, 2025, 13,519,946 shares and 13,523,285 shares, respectively, of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are prepared in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. Certain footnote disclosures have been omitted that would substantially duplicate the disclosures in the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024, unless information contained in those disclosures materially changed or is required by U.S. GAAP to be included in interim financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2025 have been recorded. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or any other period. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024, as filed with the SEC on March 26, 2025.
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

2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer
ASU
2025-04
clarifies the guidance in both ASC 606 and ASC 718 on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. The ASU is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer.
		January 1, 2027 for annual disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the new standard.

2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
ASU
2025-05
amends ASC
326-202
to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606.
		January 1, 2026 for annual and interim disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2026. The Company is currently evaluating the impact of the new standard.

2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40.	January 1, 2028 for annual and interim disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2028. The Company is currently evaluating the impact of the new standard.

2025-07—Derivatives
and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

ASU
2025-07
refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts.
		January 1, 2027 for annual and interim disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the new standard.

3.	Acquisitions
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
2025 Acquisitions
During the nine months ended September 30, 2025, the Company completed acquisitions of various pharmacy operations (the “2025 Acquisitions”).
Total consideration for the 2025 Acquisitions included cash of $13,230, 24,075 shares of Class B common stock with a fair value of $441, and contingent earnout payments of up to $2,600 if certain revenue and earnings targets are achieved during the first full four quarters subsequent to the acquisition date. The fair value of the shares of Class B common stock issued was determined based on the closing share price of the Company’s Class A common stock on the acquisition date, discounted for a lack of registration, as the Class B common stock remains unregistered. The fair value of the contingent consideration arrangements at the acquisition dates and at September 30, 2025 was $2,600. (see Note 4
Fair Value Measurements
for more information). The total preliminary purchase consideration for the 2025 Acquisitions was $16,271.
The 2025 Acquisitions included
non-controlling
interests, for which the fair value was estimated to be $3,609. The fair value of the non-controlling
interests was estimated by utilizing the implied fair value of the non-controlling
interest, determined based on the acquisition purchase price, and considering discounts necessary due to the lack of marketability and lack of control associated with the non-controlling
interest. We incurred an immaterial amount of acquisition costs in connection with the 2025 Acquisitions.
The 2025 Acquisitions were treated as a purchase in accordance with ASC 805,
Business Combinations
, which requires recognition of the estimated fair values of assets acquired and liabilities assumed in a transaction. Our recognition of the assets acquired and liabilities assumed was based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. This recognition is preliminary and subject to changes, which could be material, as additional information becomes available and the valuation of assets and liabilities is finalized.
The preliminary recognition of assets acquired and liabilities assumed for the 2025 Acquisitions as of September 30, 2025 is as follows:

(in thousands)	Fair Value
Total purchase consideration	$16,271
Net assets acquired:
Inventory	1,641
Other assets	4,326
Intangible Assets	6,690
Other liabilities	(3,052)
Non-controlling interest equity	(3,609)

Net assets acquired	5,996

Goodwill	$10,275

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the 2025 Acquisitions. Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the long-term care pharmacy industry, the assembled workforce acquired, expected revenue synergies, as well as operating efficiencies and cost savings. Of the $10,275 of goodwill recorded related to the 2025 Acquisitions, $8,016 is expected to be deductible for tax purposes.
Intangible assets are comprised of customer lists and trademarks. The fair values for the customer lists and trademarks were $6,400 and $290, respectively. The weighted average useful lives for the customer lists and trademarks were 10 years and 5 years, respectively.
Consolidated Results of Operations
The results of operations for the 2025 Acquisitions have been included in the consolidated financial statements since the date of acquisition. During the three months and nine months ended September 30, 2025, the Company’s consolidated statements of operations included $16,167 and $20,772 of revenue associated with the 2025 Acquisitions, respectively. Net income related to the 2025 Acquisitions was not material to the consolidated financial statements.

The comparable prior period results of operations associated with the 2025 Acquisitions are not material to the consolidated financial statements, and as such, supplemental pro forma financial information is not presented.
2024 Acquisitions
In 2024, the Company completed acquisitions of various pharmacy operations (the “2024 Acquisitions”). Total consideration for the 2024 Acquisitions included cash of $14,710, and contingent earnout payments of up to $2,700 if certain revenue and earnings targets are achieved by certain acquired entities during the two-year
period subsequent to the respective acquisition dates. The fair value of the contingent consideration arrangement at the acquisition dates and as of December 31, 2024 was $2,700, and at
September
 30, 2025 was $750. During the
nine
months ended
September
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
The 2024 Acquisitions were treated as a purchase in accordance with ASC 805, Business Combinations, which requires recognition of the estimated fair values of assets acquired and liabilities assumed in a transaction. Our recognition of the assets acquired and liabilities assumed was based on management’s judgment after evaluating several factors, including a valuation assessment. There were no material measurement period adjustments recognized in periods subsequent to the 2024 Acquisitions.
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
The following table summarizes the valuation of liabilities measured at fair value on a recurring basis on the Company’s Consolidated Balance Sheets:

	Level 1	Level 2	Level 3
December 31, 2024
Liabilities:
Contingent consideration payable	$—	$—	$2,700

Fair value of financial instruments	$—	$—	$2,700

	Level 1	Level 2	Level 3
September 30, 2025
Liabilities:
Contingent consideration payable	$—	$—	$3,350

Fair value of financial instruments	$—	$—	$3,350

The fair value measurement of the contingent consideration obligations arising from acquisitions is based upon Level 3 unobservable inputs including, in part, the estimate of future cash flows based upon the likelihood of achieving the various criteria triggering the payment of the obligations. The fair values of the liabilities associated with contingent consideration obligations were derived using the income approach with unobservable inputs, which included future earnings forecasts for which there is no market data. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the three and nine months ended September 30, 2025, there were no material gains or losses related to liabilities classified as Level 3 as a result of fair value adjustments. Changes in the fair value of the contingent consideration obligations are recorded within Selling, general and administrative expenses.

The following table provides a reconciliation of the activity for the Level 3 contingent consideration fair value measurements during the nine-month period ended September 30, 2025:

Balance at December 31, 2024	$2,700

Current year acquisitions	—
Fair value adjustments	—
Payments	—

Balance at March 31, 2025	2,700

Current year acquisitions	1,700
Fair value adjustments	—
Payments	(1,950)

Balance at June 30, 2025	2,450

Current year acquisitions	900
Fair value adjustments	—
Payments	—

Balance at September 30, 2025	$3,350

5.	Commitments and Contingencies
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
Legal expenses include attorneys’ fees, litigation expenses and settlements. The Company recorded legal expenses totaling $4,745 and $4,479 for the nine months ended September 30, 2024 and 2025, respectively.

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
The Company analyzed the calculation of earnings per unit, related to units of Guardian Pharmacy, LLC, for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Further, the Company had no operations prior to the Corporate Reorganization and the number of shares issued prior to the Corporate Reorganization was 100, which we have determined is not meaningful. Therefore, earnings per share information has not been presented for periods preceding the Corporate Reorganization and IPO in the three and nine months ended September 30, 2024.
The following table sets forth (in thousands) the computation of net income attributable to the Company used to compute basic net income per share of Class A and Class B common stock for the three and nine months ended September 30, 2025 and 2024.

(in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Numerator:
Net income (loss)	$(105,817)	$(82,874)	$9,593	$27,693
Less: Net income attributable to Guardian Pharmacy, LLC before Corporate Reorganization	9,350	22,760	—	—
Less net income (loss) attributable to non-controlling interests	6,823	16,356	(225)	(603)

Net income (loss) attributable to Guardian Pharmacy Services, Inc.	$(121,990)	$(121,990)	$9,818	$28,296

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts, and per share amounts):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$3,638	$6,180	$8,413	$19,883
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	23,021,325	39,102,685	18,455,186	43,616,184

Basic net income per share attributable to common stockholders	$0.16	$0.16	$0.46	$0.46

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$3,638	$6,180	$8,413	$19,883
Denominator:
Number of shares used in basic computation	23,021,325	39,102,685	18,455,186	43,616,184
Dilutive Restricted Stock Units and Class A and B Common Stock	484,876	823,582	329,556	778,858

Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income per share	23,506,201	39,926,267	18,784,742	44,395,042

Diluted net income per share attributable to common stockholders	$0.15	$0.15	$0.45	$0.45

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to Guardian Pharmacy Inc.	$(16,560)	$(105,430)	$(16,560)	$(105,430)
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	8,300,000	52,843,311	8,300,000	52,843,311

Basic net income (loss) per share attributable to common stockholders	$(2.00)	$(2.00)	$(2.00)	$(2.00)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to Guardian Pharmacy Inc.	$(16,560)	$(105,430)	$(16,560)	$(105,430)
Denominator:
Number of shares used in basic computation	8,300,000	52,843,311	8,300,000	52,843,311
Dilutive Restricted Stock Units and Class B Common Stock	—	—	—	—

Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income (loss) per share	8,300,000	52,843,311	8,300,000	52,843,311

Diluted net income (loss) per share attributable to common stockholders	$(2.00)	$(2.00)	$(2.00)	$(2.00)

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
Restricted Interest Units Conversion
In connection with the Corporate Reorganization and IPO, Restricted Interest Unit awards associated with the Converted Subsidiaries and Guardian Pharmacy, LLC were converted into Common Units of Guardian Pharmacy, LLC, and the Common Units of Guardian Pharmacy, LLC were then converted into 12,321,282 shares of Class B common stock of the Company, some of which are subject to additional service vesting requirements (see Note 1 Organization and Background above for further discussion of the Corporate Reorganization and IPO). As of September 30, 2025, these awards are fully vested.

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
Share-based compensation expense
Share-based compensation expense is recorded to selling, general, and administrative expenses in the consolidated statements of operations, and is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Pre-IPO awards	$122,243	$—	$127,917	$—
Unvested Class A and B common stock	112	3,269	112	10,036
Restricted stock units	—	1,087		2,734

Total share-based compensation expense	$122,355	$4,356	$128,029	$12,770

As of September 30, 2025, unamortized share-based compensation costs related to share-based incentive awards is as follows (in thousands, except for the remaining service period):

	Amount	Weighted Average Remaining Service Period (years)
Restricted stock units	9,914	2.3

Total unamortized share-based compensation cost	$9,914

8.	Segments
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
The accounting policies of the operating segment are the same as those of the Company.
Reportable segment reconciliation
The following reconciliation presents operating segment revenue, net income, and significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue	$314,393	$377,427	$889,840	$1,051,069
Less:
Employee expenses (excluding share-based compensation expense)	70,078	80,496	197,733	228,518
Share-based compensation expense	122,355	4,356	128,029	12,770
Other segment items (1)	221,581	269,946	629,300	750,361
Depreciation and amortization	4,994	5,838	14,619	16,594
Interest expense	1,026	160	2,857	502
Income taxes	176	7,038	176	14,631

Segment net income (loss)	$(105,817)	$9,593	$(82,874)	$27,693

Reconciliation of net income to consolidated statements of operations
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$(105,817)	$9,593	$(82,874)	$27,693

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
Income tax expense for the three months ended September 30, 2024 and 2025 was $176 and $7,038, respectively. This reflects effective tax rates for the three months ended September 30, 2024 and 2025 of
-0.1%
and 42.3% , respectively. Income tax expense for the nine months ended September 30, 2024 and 2025 was $176 and $14,631, respectively. This reflects effective tax rates for the nine months ended September 30, 2024 and 2025 of
-0.1%
and 34.6% , respectively. The comparison of the Company’s effective tax rate to the U.S. statutory rate of 21%
was primarily due to state income taxes and certain 2024 tax filing matters relating to the Corporate Reorganization and IPO, including the incremental share-based compensation charge (see Note 7—Share-based Compensation for further detail on the share-based compensation charge). These compensation costs are not deductible for federal and state income taxes due to prior Section 83(b) elections.
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring business tax provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have assessed that this will have an immaterial impact on our consolidated financial statements and effective tax rate.

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

Overview

We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of long-term health care facilities (“LTCFs”) adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We enter into contracts directly with LTCFs to serve as the principal pharmacy provider for their residents. In this capacity, we offer high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities (“ALFs”) and behavioral health facilities (“BHFs”). Additionally, our robust capabilities enable us to serve residents in all types of LTCFs. Our services include prescription intake and adjudication management, packaging drugs into unit dose and/or multi-dose compliance packaging that are organized by date and time of administration, and electronically tracking each drug from delivery through administration to LTCF residents. We also offer training to caregivers and conduct mock audits to ensure compliance with pharmacy administration requirements, billing claims processing, government regulation and other matters. As of September 30, 2025, our 53 pharmacies served approximately 204,000 residents in approximately 8,200 LTCFs across 38 states.

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

Conversion of Class B Common Stock to Class A Common stock

In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and the conversion schedule described in the Corporate Reorganization and IPO section above, on March 28, 2025 and September 27, 2025, 13,519,946 and 13,523,285 shares, respectively, of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.

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

Factors Affecting the Comparability of Our Results of Operations

Our results of operations for the three and nine months ended September 30, 2025 and the corresponding period in 2024 have been affected by the following, among other factors, which must be understood to assess the comparability of our period-to-period financial performance and condition.

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

During 2024 and 2025, we completed acquisitions of various pharmacy operations (the “Acquisitions”). The operating results of the Acquisitions were a contributing factor in certain changes in the results of operations for the three and nine months ended September 30, 2025 compared to the corresponding periods in 2024. Acquisition impacts are considered when the beginning of the comparative period precedes the acquisition date.

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

Prior to the Corporate Reorganization and IPO, share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards. These awards contained a cash settlement feature and were accounted for as a liability in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These units remained in place until they were (a) forfeited (which occurs when the employee leaves before the units are fully vested), (b) paid out (we purchase the units at a calculated value upon termination of employment) or (c) converted into shares as a result of a major capital event such as a sale or public offering. These units vest in their entirety on the third anniversary of their grant date. The value of the units is recognized ratably over the vesting period and is remeasured and reported at the end of each quarter based on the change in calculated value pursuant to our Restricted Interest Purchase Agreements. The primary inputs used to value the units include the accumulated vesting status of the issued units, the trailing four quarters of our adjusted earnings, inclusive of share-based compensation expense, and our outstanding capital and debt obligations as of the quarterly measurement date. The liability and corresponding expense are adjusted on a quarterly basis. Based on the number of participants and units outstanding, trailing earnings, forfeitures and other factors, we have experienced volatility in our share-based compensation liability. This calculation has in turn had a significant impact on our net income for the periods presented.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2025

The following table sets forth our consolidated statements of operations data for the three and nine months ended September 30, 2024 and 2025, respectively. The year-over-year comparison of results of operations is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
Revenues	$314,393	$377,427	$889,840	$1,051,069
Cost of goods sold	253,515	302,706	712,573	843,853

Gross profit	60,878	74,721	177,267	207,216
Selling, general, and administrative expenses (1)	165,491	58,367	256,942	165,277
Operating income (loss)	(104,613)	16,354	(79,675)	41,939
Other expenses (income):
Interest expense	1,026	160	2,857	502
Other expense (income), net	2	(437)	166	(887)

Total other expenses (income)	1,028	(277)	3,023	(385)
Income (loss) before income taxes	(105,641)	16,631	(82,698)	42,324
Provision for income taxes	176	7,038	176	14,631

Net income (loss)	(105,817)	9,593	(82,874)	27,693

Less net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	9,350	—	22,760	—
Less net income (loss) attributable to non-controlling interests (2)	6,823	(225)	16,356	(603)

Net income (loss) attributable to Guardian Pharmacy Services, Inc.	$(121,990)	$9,818	$(121,990)	$28,296

Adjusted EBITDA (3)	$23,012	$27,275	$64,944	$75,659

(1)

Included in selling, general, and administrative expenses is share-based compensation expense of $122,355 and $4,356 during the three months ended September 30, 2024 and 2025, respectively, and $128,029 and $12,770 during the nine months ended September 30, 2024 and 2025, respectively. For the three and nine months ended September 30, 2024, this share-based compensation expense primarily represents the incremental expense recognized for Restricted Interest Unit awards that were modified in connection with the Corporate Reorganization and IPO. For the three and nine months ended September 30, 2025, this share-based compensation expense primarily represents the incremental expense recognized for Restricted Interest Unit awards that were modified in connection with the Corporate Reorganization and IPO, and share-based compensation expense for Restricted Stock Units granted for Class A common stock.

(2)

For the three and nine months ended September 30, 2024, these figures, for both Converted Subsidiaries and Non-Converted Subsidiaries, reflect minority membership interests in our subsidiaries preceding the Corporate Reorganization and IPO. For the three and nine months ended September 30, 2025, these figures reflect the minority membership interest for the Non-Converted Subsidiaries subsequent to the Corporate Reorganization and IPO.

(3)

See “—Adjusted EBITDA and Other Non-GAAP Financial Measures” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2025		2024	2025
	(in thousands)			(in thousands)
Revenue	$314,393	$377,427	20.0%	$889,840	$1,051,069	18.1%

Revenue for the three months ended September 30, 2025 increased by $63.0 million or 20.0% compared to the three months ended September 30, 2024. $20.0 million of the increase was attributable to revenue from the Acquisitions, with the remaining $43.0 million of the increase attributable to the organic growth of our business. Further, the increase was attributable to increases in the number of residents served from 180,000 residents during September 2024 to 204,000 residents during September 2025 and prescriptions dispensed from 6.4 million during the three months ended September 30, 2024 to 7.3 million during the three months ended September 30, 2025, as well as annual drug price inflation.

Revenue for the nine months ended September 30, 2025 increased by $161.2 million or 18.1% compared to the nine months ended September 30, 2024. $51.2 million of the increase was attributable to revenue from the Acquisitions, with the remaining $110.0 million of the increase attributable to the organic growth of our business. Further, the increase was attributable to increases in the number of residents served from 180,000 residents during September 2024 to 204,000 residents during September 2025 and prescriptions dispensed from 18.4 million during the nine months ended September 30, 2024 to 21.0 million during the nine months ended September 30, 2025, as well as annual drug price inflation.

Cost of goods sold

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2025		2024	2025
	(in thousands)			(in thousands)
Cost of goods sold	$253,515	$302,706	19.4%	$712,573	$843,853	18.4%
Percentage of revenue	80.6%	80.2%		80.1%	80.3%

Cost of goods sold for the three months ended September 30, 2025 increased by $49.2 million or 19.4% compared to the three months ended September 30, 2024. $18.1 million of the increase was attributable to the Acquisitions, with the remaining $31.1 million of the increase attributable to the organic growth of our business. Cost of goods sold as a percentage of revenue decreased from 80.6% to 80.2% during the three months ended September 30, 2025.

Cost of goods sold for the nine months ended September 30, 2025 increased by $131.3 million or 18.4% compared to the nine months ended September 30, 2024. $45.4 million of the increase was attributable to the Acquisitions, with the remaining $85.9 million of the increase attributable to the organic growth of our business. Cost of goods sold as a percentage of revenue increased from 80.1% to 80.3% during the nine months ended September 30, 2025.

Selling, general, and administrative expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2025		2024	2025
	(in thousands)			(in thousands)
Selling, general, and administrative expenses	$165,491	$58,367	(64.7)%	$256,942	$165,277	(35.7)%
Percentage of revenue	52.6%	15.5%		28.9%	15.7%

Selling, general and administrative expenses decreased $107.1 million or (64.7)% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. $118.0 million of the decrease was driven by decreases in share-based compensation expense, as the three months ended September 30, 2024 included significant share-based compensation expense recognized in connection with the Corporate Reorganization and IPO. This decrease was offset by a $10.9 million increase in expense due to an increase in average employee headcount, with $8.2 million resulting from organic growth and $2.7 million resulting from the Acquisitions. Selling, general and administrative expenses as a percentage of revenue decreased from 52.6% to 15.5% based primarily on decreases to share-based compensation expense described above.

Selling, general and administrative expenses decreased $91.7 million or (35.7)% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. $115.3 million of the decrease was driven by decreases in share-based compensation expense, as the nine months ended September 30, 2024 included significant share-based compensation expense recognized in connection with the Corporate Reorganization and IPO. This decrease was offset by a $23.6 million increase in expense due to an increase in average employee headcount, with $16.3 million resulting from organic growth and $7.3 million resulting from the Acquisitions. Selling, general and administrative expenses as a percentage of revenue decreased from 28.9% to 15.7% based primarily on decreases to share-based compensation expense described above.

Interest expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2025		2024	2025
	(in thousands)			(in thousands)
Interest expense	$1,026	$160	(84.4)%	$2,857	$502	(82.4)%

Interest expense decreased by $0.9 million or (84.4)% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was due to having no balances outstanding under the Credit Facility (see “-Liquidity and Capital Resources” below) during the three months ended September 30, 2025.

Interest expense decreased by $2.4 million or (82.4)% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was due to having no balances outstanding under the Credit Facility (see “-Liquidity and Capital Resources” below) during the nine months ended September 30, 2025.

Provision for income taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2025		2024	2025
	(in thousands)			(in thousands)
Provision for income taxes	$176	$7,038	N/M	$176	$14,631	N/M

Income tax expense increased by $6.8 million and $14.4 million for the three and nine months ended September 30, 2025, respectively, when compared to the prior year. Prior to the IPO, we conducted our business through Guardian Pharmacy, LLC, and its majority-owned and wholly-owned limited liability company subsidiaries, which were treated for income tax purposes as partnerships and disregarded entities, respectively. As such, minimal income tax expense was recorded during the three and nine months ended September 30, 2024.

Adjusted EBITDA and Other Non-GAAP Financial Measures

To supplement the results presented in our consolidated financial statements in accordance with GAAP, we also present Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and Adjusted SG&A, which are financial measures not based on any standardized methodology prescribed by GAAP.

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, as adjusted to exclude the impact of items and amounts that we view as not indicative of our core operating performance, including share-based compensation, acquisition accounting adjustments, certain legal and regulatory items, financing-related and other activities, payor-reimbursement matters, and certain tax matters related to the Corporate Reorganization and IPO.

We define Adjusted Net Income as net income attributable to Guardian Pharmacy Services, Inc before share-based compensation expense, certain legal and other regulatory items, financing-related and other activities, payor-reimbursement matters, amortization expense associated with acquisition-related intangible assets, the income tax impact of the adjustments, and certain tax matters related to the Corporate Reorganization and IPO.

We define Adjusted EPS as Adjusted Net Income divided by the total weighted average of diluted shares for Class A and Class B common stock.

We define Adjusted SG&A as GAAP selling, general, and administrative expenses adjusted to exclude the impact of share-based compensation, expenses relating to certain legal and regulatory items, financing-related and other activities, and payor-reimbursement matters.

Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and Adjusted SG&A do not have a definition under GAAP, and our definition of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and Adjusted SG&A may not be the same as, or comparable to, similarly titled measures used by other companies.

We use Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Adjusted SG&A to better understand and evaluate our core operating performance and trends. We believe that presenting Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Adjusted SG&A provides useful information to investors in understanding and evaluating our operating results, as it permits investors to view our core business performance using the same metrics that management uses to evaluate our performance.

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

•	Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Adjusted SG&A do not consider the impact of share-based compensation; and

•

Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Adjusted SG&A exclude the impact of certain legal and regulatory items, and payor-reimbursement matters which can affect our current and future cash requirements.

Because of these limitations, Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Adjusted SG&A should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. You should consider Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Adjusted SG&A alongside other financial measures, including net income, diluted EPS, GAAP selling, general, and administrative expense and our other financial results presented in accordance with GAAP.

A reconciliation of Adjusted EBITDA to net income, of Adjusted Net Income to Net Income Attributable to Guardian Pharmacy Services, Inc., and of Adjusted SG&A to GAAP selling, general, and administrative expense, the most directly comparable GAAP financial measures, are set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
Net income (loss)	(105,817)	9,593	(82,874)	27,693
Add:
Interest expense (income), net	1,026	(133)	2,857	(203)
Depreciation and amortization	4,994	5,838	14,619	16,594
Provision for income taxes	176	7,038	176	14,631

EBITDA	$(99,621)	$22,336	$(65,222)	$58,715

Share-based compensation (1)	122,355	4,356	128,029	12,770
Certain legal & other regulatory matters (2)	278	435	3,807	1,057
Financing-related and other activities (3)	—	110	—	1,924
Payor-reimbursement matters (4)	$—	$38	$(1,670)	$1,193

Adjusted EBITDA	$23,012	$27,275	$64,944	$75,659

Net income as a percentage of revenue	(33.7)%	2.5%	(9.3)%	2.6%

Adjusted EBITDA as a percentage of revenue	7.3%	7.2%	7.3%	7.2%

Net Income (loss) attributable to Guardian Pharmacy Services, Inc.	(121,990)	9,818	(121,990)	28,296
Share-based compensation (1)	N/M	4,356	N/M	12,770
Certain legal & other regulatory matters (2)	N/M	435	N/M	1,057
Financing-related and other activities (3)	N/M	110	N/M	1,924
Payor-reimbursement matters (4)	N/M	38	N/M	1,193
Acquisition-related intangible asset amortization (5)	N/M	978	N/M	2,687
Income tax impact of adjustments (7)	N/M	(1,759)	N/M	(5,854)
Certain tax matters related to Corporate Reorganization and IPO (6)	—	1,725	—	1,725

Adjusted net income	N/M (8)	$15,701	N/M (8)	$43,798

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income per share	61,143,311	63,432,468	61,143,311	63,179,784
Weighted average common shares outstanding used in calculating diluted Non-GAAP net income per share	N/M	63,432,468	N/M	63,179,784
Diluted EPS	$(2.00)	$0.15	$(2.00)	$0.45
Adjusted EPS	N/M (8)	$0.25	N/M (8)	$0.69

GAAP selling, general, and administrative expenses	$165,491	$58,367	$256,942	$165,277
Subtract:
Share-based compensation (1)	122,355	4,356	128,029	12,770
Certain legal & other regulatory matters (2)	278	435	3,807	1,057
Financing-related and other activities (3)	—	110	—	1,924
Payor-reimbursement matters (4)	$—	$1,668	$—	$2,806
Adjusted SG&A	$42,858	$51,798	$125,106	$146,703

GAAP selling, general, and administrative expenses as a percentage of revenue	52.6%	15.5%	28.9%	15.7%

Adjusted SG&A as a percentage of revenue	13.6%	13.7%	14.1%	14.0%

(1)

Prior to the Corporate Reorganization and IPO, our share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards, which had historically been recorded as a liability using a cash settlement methodology as calculated on a quarterly basis. In connection with the Corporate Reorganization and IPO, certain Restricted Interest Unit awards were modified, resulting in share-based compensation expense of $122.4 million, based on the fair value of the modified awards. Share-based compensation expense for the three and nine months ended September 30, 2025 relates to equity-classified awards.

(2)

Represents non-recurring attorney’s fees, settlement costs and other expenses associated with certain legal proceedings. The Company excludes such charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion allows for consistent evaluation of operations.

(3)	Represents non-recurring costs associated with various financing-related activities and costs to transition to a public company.

(4)	Represents proceeds and legal expenses associated with payor reimbursement matters.

Proceeds received associated with payor reimbursement matters, recorded as revenue, were $1.6 million during the three and nine months ended September 30, 2025, and $0.0 million and $1.7 million during the three and nine months ended September 30, 2024, respectively.

Legal expenses associated with payor reimbursement matters during the three and nine months ended September 30, 2025 were $1.7 million and $2.8 million, respectively and $0.0 million during the three and nine months ended September 30, 2024.

(5)	Represents amortization expense associated with the acquisition-related intangible assets, such as customer lists and trademarks.

(6)

Represents non-recurring income tax expense associated with the Corporate Reorganization and IPO. The Company excludes such charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion allows for consistent evaluation of operations.

(7)	Represents the income tax impact of non-GAAP adjustments, calculated using the estimated tax rate for the respective non-GAAP adjustment.

(8)

Adjusted net income and Adjusted EPS are not calculated for the three and nine months ended September 30, 2024, as the net income attributable to Guardian Pharmacy Services, Inc. only includes net income for the three days in the period subsequent to our IPO on September 27, 2024. As such, we do not think the non-GAAP measures for adjusted net income and adjusted EPS are meaningful for these periods.

Liquidity and Capital Resources

We have historically financed our business and acquisitions primarily through cash from operations and borrowings under our credit facility and, more recently, sales of our Class A common stock in our IPO. We use cash in the ordinary course of our operations primarily for prescription drug acquisition costs, capital expenditures, and personnel costs. As of September 30, 2025, we had $36.5 million in cash and cash equivalents. Our cash primarily consists of demand deposits held with a large regional financial institution.

On May 13, 2024, the Company entered into the Sixth Amendment to the Third Amended and Restated Loan and Security Agreement (the “2024 Amendment”) to the existing credit facility with Regions Bank (the “Credit Facility”). The Credit Facility provides for term loans (the “Term Loan”) and a line of credit. The 2024 Amendment extended the maturity date of the Credit Facility from April 23, 2025 to April 23, 2027. The line of credit under the Credit Facility bears an interest rate equal to the one-month Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The total amount available under the line of credit as of September 30, 2025 is $40 million and we have the ability to increase our overall Credit Facility up to $75 million.

As of September 30, 2025, we had no amounts of principal outstanding under the Term Loan and no borrowings outstanding under the line of credit.

We believe our existing cash and cash equivalents, expected cash flows provided by our operations, and the amounts available under our Credit Facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months and for the foreseeable future, though we may require additional capital resources in the future.

Net Cash Flows

For the nine months ended September 30, 2024 and 2025, respectively, our net cash flows provided by / (used in) were as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2025
Operating activities	$35,623	$65,655

Investing activities	(23,783)	(27,515)

Financing activities	24,629	(6,313)

Operating Activities

Cash flows provided by operating activities consist of our net income principally adjusted for certain non-cash items, such as depreciation and amortization, provision for losses on accounts receivable, changes in deferred tax asset, and share-based compensation expense. Cash flows used in operating activities consist primarily of changes in our operating assets and liabilities. Subsequent to the Corporate Reorganization and IPO, income tax payments and receivables are presented as changes in operating assets and liabilities within operating activities.

Net cash provided by operating activities for the nine months ended September 30, 2025 increased by $30.0 million compared to the corresponding period in 2024. The increase was primarily attributable to increases in accounts payable and accrued compensation, lower accounts receivable growth, and decreases in the use of cash for other operating liabilities when compared to the corresponding period in 2024.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from disposition of property and equipment. Cash flows used in investing activities consist primarily of acquisitions and capital expenditures relating to our new and existing pharmacy locations.

Net cash used in investing activities for the six months ended September 30, 2025 increased by $3.7 million compared to the corresponding period in 2024. The increase was primarily due to the increase in cash paid for purchases of property plant and equipment of $3.5 million compared to the corresponding period in 2024.

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

Net cash used in financing activities for the nine months ended June 30, 2025 increased by $30.9 million compared to the corresponding period in 2024.

Cash flows used in financing activities were $6.3 million for the nine months ended September 30, 2025, primarily due to $3.4 million in payments for finance lease obligations, $1.6 million of payments for equity offering costs, $2.2 million in payments for contingent payments associated with acquisitions, offset by $1.6 million in contributions from non-controlling interests.

Cash flows provided by financing activities were $24.6 million for the nine months ended September 30, 2024, primarily due to net proceeds received from the IPO of $119.8 million and the 2024 Amendment resulting in $15.0 million being added to the Credit Facility, offset by the Merger Consideration payment to holders of Class B common stock of $55.2 million in connection with the Corporate Reorganization and IPO, and distributions to equity holders (inclusive of non-controlling interest) of $50.4 million.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $36.5 million as of September 30, 2025, which primarily consist of demand deposits held with financial institutions. Changes in interest rates affect the interest income we earn on our cash and cash equivalents and the fair value of our cash equivalents. Historical fluctuations in interest rates have not had a significant impact on our financial condition or results of operations, and a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the value of our cash and cash equivalents or on our future financial condition or results of operations.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, the issued and outstanding shares of Class B common stock that were issued in connection with the Corporate Reorganization automatically convert on a one-for-one
basis into shares of Class A common stock over the
two-year
period following the IPO. Accordingly, on September 27, 2025, 13,523,285 shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.
The 13,523,285 shares of Class A common stock issued upon the conversion were issued under an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, and no underwriters were involved in these issuances.
Additionally, during the three months ended September 30, 2025, we issued and sold 24,075 shares of Class B common stock as part of consideration for an acquisition that took place during the quarter. Such shares of Class B common stock will automatically convert on a one-for-one
basis into shares of Class A common stock over a
two-year
period in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation.
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
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule
10b5-1
Plans
During the quarter ended September 30, 2025, none of the Company’s directors and officers adopted, modified, or terminated a Rule
10b5-1
trading arrangement or a
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

Guardian Pharmacy Services, Inc.

Date: November 10, 2025	By:	/s/ David K. Morris
David K. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)