Form 10-K
period 2025-12-31
Guardian Pharmacy Services, Inc.
filed 2026-03-11
CIK 1802255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Class A common stock held by non-affiliates
of the Registrant was $411,599,923, based upon the closing price of such shares on the New York Stock Exchange on such date.
As of March 2, 2026, there were issued and outstanding 36,253,744 shares of the Registrant’s Class A common stock and 27,066,890 shares of the Registrant’s Class B common stock.
Documents incorporated by reference:
Part III of this Annual Report on Form
10-K
incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year to which this report relates.

GUARDIAN PHARMACY SERVICES, INC.

FORM 10-K

i

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

ii

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

iii

PART I

Unless the context otherwise requires, the terms “Guardian,” the “Company,” “we,” “us” and “our” when used in this Annual Report on Form 10-K mean (i) prior to the Corporate Reorganization (as defined below), Guardian Pharmacy, LLC, an Indiana limited liability company, together with its subsidiaries and (ii) following the Corporate Reorganization, Guardian Pharmacy Services, Inc., a Delaware corporation, together with its consolidated subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Reorganization and IPO” for further information regarding the Corporate Reorganization.

References to our certificate of incorporation and bylaws refer to our amended and restated certificate of incorporation and amended and restated bylaws.

Item 1.	Business.

Overview

We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of LTCFs adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We emphasize high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities (“ALFs”), and behavioral health facilities and group homes (collectively “BHFs”). More than two-thirds of our annual revenue for each of the past three years has been generated from residents of ALFs and BHFs, which are our target markets, while the remainder has been generated primarily from residents of skilled nursing facilities (“SNFs”). Additionally, our robust suite of capabilities enables us to serve residents in all types of LTCFs. We are a trusted partner to residents, LTCFs and health plan payors because we help reduce errors in drug administration, manage and ensure adherence to drug regimens, and lower overall healthcare costs. As of December 31, 2025, our 61 pharmacies, 54 of which are full-service, served approximately 205,000 residents in approximately 8,400 LTCFs across 38 states.

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

Billing Solutions

- Local & consistent support to residents
- Direct billing & payor interactions ensure maximum medication coverage
- Proactive approach with non-covered and high cost medication to maximize quality of resident care

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
Administration
Ongoing training, consulting, and monitoring
1
Multiple doctors write prescriptions for LTCF residents
2
Guardian leverages its technology and data analytics capabilities to adjudicate claims and manage billing and resident profile (e.g. monitor drug interactions, dosing, etc.)
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
Smith, Tony
06/08/20
1 of 1
Breakfast
1 SAMPLEPRIN 80 MG
TABLET BLUE
Exp 8/21
Lot AAAA
1 YELLOWFIL 300 MG
TABLET YELLOW
Exp 9/21
Lot BBBB
1 VITAMIN Z 30 MG
CAPSULE BLUE GREEN
Exp 10/21
Lot CCCC
1 OMEGA 3 OIL 20 MG
CAPSULET BROWN
Exp 7/20
Lot DDDD
8:00 AM Breakfast
Sunday
Smith, Tony
06/08/20
1 of 1
Lunch
1 SAMPLEPRIN 80 MG
TABLET BLUE
Exp 8/21
Lot AAAA
12:00 PM Lunch
Sunday
Smith, Tony
06/08/20
1 of 1
Dinner
1 SAMPLEPRIN 80 MG
TABLET BLUE
Exp 8/21
Lot AAAA
1 YELLOWFIL 300 MG
TABLET YELLOW
Exp 9/21
Lot BBBB
1 VITAMIN X 60MG
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

Automated Robotic Dispensing Technology

We have invested significantly in advanced pharmacy automation technologies. The use of automation within our pharmacies leverages our size and distinguishes us from many of our competitors. It increases our dispensing accuracy and speed of pharmaceutical distribution, in addition to providing significant cost benefits. Specifically, we currently have over 100 automated dispensing machines deployed across our network.

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

Specifically, at the pharmacy level, each pharmacy is run by a President, who directly oversees three directors:

Pharmacy President
Director of Operations
Data Entry/Adjudication
Fulfillment
Robotic Dispensing
Pharmacist Verification 1&2
Delivery
Consultant Pharmacists
Pharmacy Regulatory Requirements
Director of Finance &Administration
Operations Accounting
Billing
Collections
Inventory/Purchasing
Margin Management
Human Resources
Financial Analysis
Director of Sales/ Account Management
Sales
Nurse Account Managers
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

GuardianShield Programs

GuardianShield offers a suite of specialized services, enhanced by actionable analytics, that drive accuracy, efficiency, safety, and savings for LTCFs and create benefits for both residents and LTCF staff. It is comprised of ten programs, eight of which are currently in use, and two of which are in the development phase, all of which are made possible through the data warehouse. The eight active programs are: the Insurance Optimizer Program, the Antibiotic Stewardship  Program, the Psychotropic Medication Reduction Program, the Therapeutic Interchange Program, the Medication Spend Analyzer Program, the Adoption Rate Tracker Program, the Clinical Intervention Tracker Program and the Order Entry QA Analyzer. The two programs in development are: the Falls Risk Management Program and Disease State Management. The data analytics tools and customer service we are able to offer through GuardianShield have downstream benefits for LTCFs and pharmacy benefit plans that we believe are unmatched in the industry.

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

Below are select examples of the insights and analytics we are able to produce from our GuardianShield platform for the year ended December 31, 2025 on a Company-wide basis.

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

Our Market Opportunity

We believe we have an attractive market opportunity for continued growth. Based on prescription volume information reported by NIC MAP Vision (“NIC MAP”) for ALFs and memory care facilities (“ALF/MC”) as of December 31, 2025, we believe we are the largest LTCF pharmacy in the United States in terms of market share serving ALF/MC, with an approximate 13.0% market share nationally. IBISWorld, an independent publisher of industry research reports, estimated that U.S. institutional pharmacy market revenues for 2025 would be approximately $24.3 billion. The U.S. institutional pharmacy market is comprised of pharmacies that provide a range of distribution and drug administration services to residents of nursing homes and other healthcare environments that do not have on-site pharmacies. The Centers for Medicare & Medicaid Services (“CMS”) mandates rules and service capabilities to qualify for participation as a Part D Network LTC Pharmacy (“Part D NLTCP”) provider, as differentiated from traditional Part D and commercial reimbursement. CMS designates an institutional level of care as a “distinct pharmacy setting” and requires payors to compensate designated long-term care pharmacies for the specific services they are required to provide to LTCF residents. In addition, CMS requires that payors maintain network adequacy to serve LTCF residents. This LTCF institutional pharmacy market is currently served by Guardian, two national pharmacy services providers historically focused on serving the needs of SNFs, several regional providers, and over 1,200 independent pharmacies.

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

Increasing Median Ages of ALF Residents, Requiring Greater Emphasis on Healthcare Delivery and Associated Coordination of Complex Drug Regimens

Coupled with the significant increases in move-ins to ALFs generally are the increases in the number of more elderly and frail individuals that are moving into and residing in ALFs. Of the more than 1 million U.S. residents residing in ALFs, more than half are above 85 years old, with an additional 31% aged between 75 to 84. These increases in the age demographics of ALF residents have been driven by both later average initial admission age for residents and significant increases in overall life expectancy. As a result of these trends, the resident ALF population tends to have more complex medical needs than in previous generations. Chief among these needs is the coordination and effective management of pharmacy services that are fundamental to the effective treatment and overall cost management of medical care for these individuals.

Increasingly Complex Medication Regimens

In general, older residents face more critical health conditions, including chronic illness, increased disability and multiple medical diagnoses—for a longer period of time. As a result, there is growing demand for not only long-term care facilities, but also for caregivers who are able to help navigate the complex medication regimens of this elderly population. In turn, these caregivers require more sophisticated pharmacy capabilities and an extensive range of pharmacy workflow services to ensure proper medication adherence and delivery of care.

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

Of the more than 1 million residents residing in ALFs in the United States, we serve approximately 140,000, with the remainder of the residents we serve residing in other types of LTCFs. We believe that our existing market share, the size of our market opportunity, our strategic approach to high-touch, individualized services and favorable market dynamics provides us with a significant opportunity for future growth.

While our national competitors have primarily focused on SNFs, we believe we enjoy a strong competitive position as a large and purpose-built provider of pharmacy services to ALFs and BHFs. The following chart outlines the key differences in the characteristics of ALFs, BHFs and SNFs and illustrates some of the challenges specific to these facilities.

Key Characteristics of LTCFs

	ALFs and BHFs	SNFs
Resident Ability to Choose Pharmacy Provider	Each ALF resident has the right to choose his or her own pharmacy benefit plan and provider	Most SNFs encourage their residents to select the SNF’s contracted pharmacy provider

	ALFs and BHFs	SNFs
Level of Staff Experience	Typically, minimal clinical training for caregivers / staff members	Experienced staff members, including an on-site medical director and a registered nurse (RN), as well as a licensed practical nurse (LPN) or certified nursing assistant (CNA) required to administer medications

Access to a Medical Provider	Most ALF residents maintain their physician relationships, with office visits	Each SNF contracts with a medical director that is regularly on site

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

Multiple top-line growth drivers

Strong track record of executing on our three-pronged organic, greenfield, and acquisition growth strategy

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

We measure, analyze and track resident adoption rates at each ALF we serve. Each of our pharmacies has a dedicated management team focused on increasing our resident adoption through targeted marketing efforts, leveraging internally generated data, and demonstrating our value proposition to ALFs, residents and caregivers. Through our direct marketing efforts to ALFs and residents, we have achieved a resident adoption rate of 89% at ALFs we serve as of December 31, 2025. We believe our success in increasing resident adoption is one of our key strengths.

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

Upon acquisition, we are typically able to significantly enhance the profitability and margin of the acquired pharmacy by implementing our IT services and leveraging our purchasing, revenue cycle management and national sales capabilities. These synergies are often substantially realized over a 48-month period from acquisition and represent a substantial opportunity for us and our acquired pharmacy partners.

In the future, we anticipate that we will structure our acquisitions and greenfield start-ups in a manner similar to our business development strategy prior to our IPO. Prior owners of the pharmacies we acquire and the local pharmacy operators we partner with to open greenfield start-up pharmacies will hold minority equity interests in these businesses. A portion of the consideration in an acquisition of an existing pharmacy may be paid in shares of our Class B common stock. Further, employees of the pharmacies may be issued incentive equity interests in that pharmacy. After a period of time sufficient to allow the subsidiary pharmacy to adopt our operating practices and integrate within our business, we would expect to purchase those minority equity interests. Upon such purchases, these pharmacies would become our wholly-owned subsidiaries. In each case, the purchase price for the buyout would be formula-based and we expect that such buyout would be within three to five years after the initial acquisition or greenfield start-up. We also expect that a portion of the consideration for such purchases would be paid in shares of our Class B common stock.

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

Customers

Our customers are LTCFs and their residents. For the year ended December 31, 2025, we provided pharmacy services to approximately 205,000 residents in approximately 8,400 LTCFs across 38 states. We have established relationships with both local and large multi-facility LTCF operators, and we are generally the primary source of pharmaceuticals for the residents of the facilities we serve.

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

Payor Mix and Reimbursement

We derive revenues from multiple government and commercial payor sources, which we believe have a generally stable reimbursement profile. In particular, for the year ended December 31, 2025, approximately 71% of our revenue was derived from Medicare Part D. CMS mandates 10 rules and service capabilities to qualify for participation as a Part D NLTCP provider, as differentiated from traditional Part D and commercial reimbursement. These required capabilities involve extended drug control and distribution systems that include items such short-cycle dispensing, compliance packaging, 24/7 support and delivery, medication regimen review, maintaining a comprehensive inventory of Part D drugs, maintaining emergency kits and retrospective billing for patient copays and coverage gaps, known as the “donut hole.” CMS designates an institutional level of care as a “distinct pharmacy setting” and requires payors to compensate designated long-term care pharmacies for the specific services they are required to provide LTCF residents. In addition, CMS requires that payors maintain network adequacy to serve LTCF residents. We believe Medicare Part D payors recognize the value that LTCF pharmacies like Guardian provide, including helping to ensure that residents adhere to the right drug regimens, which helps improve clinical outcomes and reduce the overall cost of care. We believe that, consequently, Medicare Part D plans generally offer more favorable and stable contract terms for LTCF pharmacies relative to commercial plans that are offered to retail pharmacies.

Set forth below are our revenues by payor for the year ended December 31, 2025.

Ancillary
1%
Med B
1%
OTC
6%
Med A
7%
Commercial
4%
Medicaid
10%
Med D
71%

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

Government Regulation

Our pharmacies and the LTCFs we serve are subject to numerous federal, state and local regulations. These regulations encompass many areas, including licensing requirements, professional standards, quality control, drug dispensing, day-to-day operations and reimbursement, and in many cases apply differently depending on the type of LTCF in question. ALFs offer assisted living services for people who need help with daily care. These services may include access to prepared meals, assistance with personal care, drug administration and medication management, housekeeping, laundry, and social and recreational activities. SNFs, which are licensed healthcare residences for individuals who require a higher level of medical care than can be provided in an ALF, provide medical care—including drug administration and rehabilitation services such as physical, occupational, and speech therapy—through healthcare providers such as registered nurses, licensed practical nurses, and certified nurse’s assistants. Consequently, SNFs are heavily regulated by the federal government and by certain state governments. BHFs provide medical and personal care to residents with complex medical needs, including those with intellectual and developmental disabilities. We regularly monitor and assess the impact on our operations of new or proposed regulations and changes in the interpretation or application of existing regulations. As a pharmacy provider for LTCFs, we focus our attention on both regulations applicable to our pharmacy business as well as regulations that pertain to the institutions we serve.

Regulations That Affect Guardian Directly

Licensure

Operating a pharmacy within a state requires licensure by the respective state’s board of pharmacy. As of December 31, 2025, we had pharmacy licenses for each pharmacy we operate, and to our knowledge, all issued licenses remain valid and in good standing. In addition, states regulate out-of-state pharmacies that fill prescriptions for in-state patients (including residents). Where applicable, our pharmacies hold the requisite licenses to deliver to out-of-state patients (including residents). Our pharmacies are also registered with the appropriate state and federal authorities, such as the U.S. Drug Enforcement Administration (the “DEA”), pursuant to statutes governing the regulation of controlled substances.

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs

In November 2013, the federal government enacted the Drug Quality and Security Act (“DQSA”), which, in pertinent part, was designed to facilitate drug tracing throughout the pharmaceutical supply chain. Specifically, Title II of the DQSA, the Drug Supply Chain Security Act (“DSCSA”) requires us and other supply chain stakeholders to participate in an electronic, secure interoperable system, that will identify and trace certain prescription drug products as they are distributed within the United States. The DSCSA established federal standards with which pharmacies must comply that require prescription drugs to be labeled and tracked at the package level. These standards preempt state and local requirements related to tracing drugs through the distribution system. Prior exemptions applicable to some product tracing requirements for large dispensers ended in 2025. Consequently, we are subject to the enhanced drug distribution security requirements of the DSCSA, such as: product tracing requirements for dispensers of prescription drugs, including receipt, storage, and provision of transaction information, history, and statement and verification processes; and obligations to implement systems to identify potential “suspect” or “illegitimate” products and to utilize secure, interoperable, electronic systems.

In addition, under the Comprehensive Drug Abuse Prevention and Control Act of 1970, as a dispenser of controlled substances, we are subject to various requirements, including registration with the DEA, inventory and transaction reporting filing, and maintenance of adequate security measures. In addition, we are required to comply with all the relevant requirements of the Controlled Substances Act for the transfer and shipment of pharmaceuticals.

Supply chain laws and regulations such as the DQSA and DSCSA could increase the overall regulatory burden and costs associated with our dispensing business. Although we believe we are in compliance with applicable federal and state regulations currently in effect, these regulations may be interpreted, applied, or expanded in the future in a manner inconsistent with our business practices, which could adversely affect our results of operations, cash flows, and financial condition.

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

CMS Regulations Affecting Guardian’s Provision of Pharmacy Services for Certain LTCF Customers

We are subject to a CMS rule, entitled “Medicare and Medicaid Programs, Reform of Requirements for Long-Term Care Facilities,” as amended and modified from time to time, that, among other things, revised the requirements for LTCF participation in the Medicare and Medicaid programs. The rule imposes several requirements that are specific to our pharmacy services business within certain LTCFs (e.g., pharmacist review of medical records and reporting of irregularities) and also imposes certain requirements upon LTCFs themselves, which are more fully described in “Government Regulation—Regulations That Affect Our Customers” below.

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

For example, the federal Anti-Kickback Statute (“AKS”), set forth in 42 U.S.C. § 1320a-7b(b), prohibits individuals or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration “including any kickback, bribe or rebate” directly or indirectly in return for or to induce the referrals for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a Federal Health Care Program (as that term is defined in 42 U.S.C. § 1320a-7b(f)), such as Medicare or Medicaid. Violation of the AKS may result in enforcement under the federal False Claims Act, civil monetary penalties and damages, imprisonment, and exclusion from federal health care programs.

The Office of Inspector General (the “OIG”) has enacted safe harbor regulations that outline enumerated practices that, although they potentially may implicate the AKS, are not treated as offenses under the AKS. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the AKS but may subject the arrangement to greater scrutiny by the government. In addition, the OIG issues a variety of guidance including Special Fraud Alerts, Special Advisory Bulletins, Advisory Opinions, and other compliance guidance documents to assist healthcare providers with complying with the AKS. This guidance does not have the force of law, but rather identifies specific facts of arrangements that may pose risk of potentially violating the AKS or other federal healthcare laws. While we believe our practices comply with the AKS, we cannot assure our practices, to the extent they are deemed outside of a safe harbor protection, will not be found to potentially violate the AKS.

Other federal laws and state equivalents authorize the imposition of penalties, including criminal and civil fines, damages, and exclusion from participation in Medicare, Medicaid and other Federal Health Care Programs for false claims, improper billing and other offenses. These laws include but are not limited to the federal False Claims Act, set forth in 31 U.S.C. §§ 3729 et seq., under which a company or individual that knowingly presents false claims to the government may be subject to consequences, including damages three times the amount of any overpayment and penalties per false claim. Under the federal False Claims Act, private parties have the right to bring a qui tam, also known as a whistleblower complaint, against companies that submit or cause to be submitted false claims for payments to the government. From time to time we are subject to whistleblower complaints.

Additionally, the Administrative False Claims Act (“AFCA”), which recently amended the Program Fraud Civil Remedies Act of 1986 (“PFCRA”), notably increased potential recovery for the government from $150,000 to $1 million, as adjusted, via an administrative process and can cover false statements even in the absence of a claim for payment. This may incentivize agencies to pursue and settle allegations of administrative false claims outside the federal judicial process.

Changes to the False Claims Act, related court decisions, and federal enforcement priorities may make whistleblower or qui tam litigation and other False Claims Act enforcement more common. In 2025, the U.S. Department of Justice and the U.S. Department of Health and Human Services declared new priority enforcement areas relating to healthcare, and such enforcement priorities are subject to continuing evolution.

In addition to federal law, many states have enacted and separately enforce statutes similar to the AKS and the False Claims Act with varied applicability and scope. Violations of these laws may result in fines, imprisonment, denial of payment for services and exclusion from the Medicare and Medicaid programs and other state-funded programs. Compliance with such statutes and regulatory regimes can be burdensome and failure to do so could adversely affect our results of operations, cash flows, and financial condition.

Laws Affecting Interactions with Patients / Beneficiaries

Federal laws also impact how healthcare entities may interact with patients, including residents. The federal Civil Monetary Penalty Law (the “CMP Law”), as set forth in 42 U.S.C. § 1320a-7a, prohibits, among other things, offering or providing remuneration to Medicare and Medicaid beneficiaries that the person providing the remuneration knows or should know is likely to influence the beneficiaries to order or receive healthcare items or services from a particular provider, practitioner, or supplier of healthcare items or services. Similar to the federal AKS, the OIG promulgates regulations that affect the scope of the CMP Law. Some of the amendments to the CMP Law may impact our business, such as allowing certain statutory exceptions to the definition of “remuneration” to exclude certain remuneration that poses a low risk of harm and promotes access to care for patients (including residents) and certain remuneration to financially needy individuals. In 2020, the OIG published a final rule, set forth in 85 Fed. Reg. 77,684, as amended and modified from time to time, that provides additional protections to inducements offered to patients for patient engagement and support arrangements to improve quality of care, health outcomes, and efficiency. Failure to comply with the CMP Law may result in significant monetary penalties and exclusion from federal healthcare programs.

The CMP Law, as well as similar state laws, impact how we may interact with LTCFs and residents and thus the operation of our business. We must monitor carefully the services we provide to LTCFs and the consideration received for these services to avoid allegations that we are inappropriately encouraging referrals of or services to residents.

Investigations and Audits

In the ordinary course of business, we may from time to time be subject to inquiries, investigations and audits by federal and state agencies, as well as by pharmacy benefit managers (“PBMs”), that oversee applicable healthcare program participation, pharmacy operations and payment regulations. In this industry generally, federal and state governmental agencies conduct survey, audit and enforcement efforts resulting in a significant number of inspections, citations for regulatory deficiencies and other administrative sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, suspensions of Medicare and Medicaid payments, limitations on licensure, and monetary penalties or other types of fines, penalties and orders. If imposed, such sanctions could have a material adverse effect on our financial condition, results of operation and liquidity.

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

HIPAA

Pursuant to HIPAA, the Department of Health and Human Services (“HHS”) adopted national standards for electronic healthcare transactions and code sets, unique health identifiers, and privacy and security of individually identifiable health information. HIPAA regulations require standard formatting for healthcare providers, like us, that submit claims electronically.

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

HIPAA’s Security Rule requires appropriate administrative, physical and technical safeguards to protect the confidentiality, integrity, and security of electronic PHI (“e-PHI”). In practice, the Security Rule requires us to ensure the confidentiality, integrity and availability of all e-PHI we create, receive, maintain or transmit, including protecting against unauthorized use or disclosure of e-PHI.

The Health Information Technology for Economic and Clinical Health Act (“HITECH”) was enacted as part of the American Recovery and Reinvestment Act of 2009 and changed several aspects of HIPAA including, without limitation, the following: (i) imposing certain liability on business associates of covered entities, for example, with respect to impermissible uses and disclosures of PHI and Security Rule obligations; (ii) requiring a data breach notification in the event of certain unauthorized uses or disclosures of unsecured PHI; (iii) allowing individuals to obtain their PHI in electronic format if the provider has implemented an electronic health record system; (iv) requiring HHS to conduct periodic audits of covered entities and business associates; and (v) strengthening enforcement activities and increasing penalties.

In addition to HIPAA and HITECH, we may be subject to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which may furnish greater privacy protection for individuals than HIPAA. There is a significant trend amongst state governments to implement privacy statutes in addition to the requirements of HIPAA.

Our operations involve PHI, and the nature of our operations is complex. Although we believe that our contract arrangements with health plan payors and providers and our business practices are in compliance with applicable federal and state privacy and security laws, the requirements of these laws, including HIPAA, are complicated and are subject to interpretation and modification. Because our operations involve PHI, failure to comply with HIPAA, HITECH or state equivalent laws could subject us to loss of customers, breach notification requirements, denial of the right to conduct business, civil damages, fines, criminal penalties and other enforcement actions.

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

Laws Affecting Product Prices

In 2025, the federal government took a number of actions via executive authority that may affect supply chains and pharmaceutical prices.

Throughout 2025, the federal government announced and implemented tariffs on foreign goods under several legal frameworks, including the International Emergency Economic Powers Act (the “IEEPA”). These tariffs have varied widely in scope, with some targeting specific goods or products and others applying broadly to imports from particular countries. In certain cases, the federal government has reached agreements with foreign governments to adjust or reduce the tariffs originally imposed, while in other cases, threatened tariffs have not manifested. Courts have found that the IEEPA does not authorize the President to impose tariffs, and the enforcement of other tariffs may prove inconsistent over time. It remains to be seen whether the federal government may impose further tariffs under other statutory regimes or legal theories. We are unable to predict the ultimate outcome or effectiveness of any current or future tariff policies. In 2025, via executive action, President Trump directed drug manufacturers to offer consumers the most-favored-nation lowest price. Pursuant to this order, the federal government has entered into agreements with several major pharmaceutical manufacturers and unveiled a new voluntary payment model relating to Medicaid. The federal government has neither proposed nor implemented permanent most-favored-nation pricing requirements or processes, but the continued uncertainty around the pricing of drugs and devices could continue to affect our business.

Regulations to which Guardian is Subject from Health Plan Payors

Medicare, as set forth in the Social Security Act Title XVIII, is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and to certain disabled persons. Medicaid, as set forth in the Social Security Act Title XIX, is a medical assistance program administered by each state that provides healthcare benefits to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are numerous areas subject to administrative rulings, interpretations, and discretion that may affect reimbursement under Medicare and Medicaid.

We receive reimbursement for the drugs we dispense and our related services from our customer institutional healthcare providers, government reimbursement programs, such as Medicare and Medicaid, and other non-government sources, such as commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers.

Medicare

The Medicare program consists of four parts: (i) Part A covers, among other things, in-patient hospital, SNFs, certain home healthcare services, and certain other types of healthcare services; (ii) Part B covers physicians’ services, outpatient services, durable medical equipment, and certain other types of items and healthcare services; (iii) Part C, also known as Medicare Advantage, provides a managed care option for beneficiaries enrolled in Parts A and B; and (iv) Part D provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

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

In July 2018, CMS announced the Skilled Nursing Facility Prospective Payment System (“SNF PPS”) final rule, which became effective October 1, 2019. This rule finalized the implementation of the Patient Driven Payment Model (“PDPM”), a case-mix classification model for classifying SNF residents in a Medicare Part A covered stay into payment groups under the SNF PPS. The PDPM replaced the prior case-mix classification system, shifting the focus to value-based care and basing reimbursement on clinical complexity and the resident’s conditions and care needs. Specifically, to account more accurately for the variability in patient (or resident) costs over the course of a stay, under PDPM, a variable per diem adjustment factor is applied (for certain components), changing the rate over the course of the stay.

In July 2025, CMS issued the Fiscal Year 2026 Skilled Nursing Facility Prospective Payment System Final Rule, which finalized, among other things, changes to the PDPM International Classification of Diseases 10th Revision (ICD-10) code mappings to facilitate more accurate, consistent, and appropriate primary diagnoses codes. This final rule also updated SNF payment policies (which is projected to result in an increase in Part A payments to SNFs in fiscal year 2026); modified CMS quality reporting data requirements relating to the social detriments of health category; and adopted several operational and administrative proposals for SNF Value Based Purchasing Programs.

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

Most Part D Plans have a list of covered drugs, called a formulary. Part D Plan formularies must include drug categories and classes that cover disease states consistent with Part D program requirements, and Part D Plans generally must cover at least two drugs per category with broader requirements for certain protected classes. CMS reviews the formularies of Part D Plans and requires these formularies to include the types of drugs most commonly used by Medicare beneficiaries, as well as those enrollees who reside in long-term care facilities. For example, it is CMS’s expectation that Part D Plans provide coverage of dosage forms of drugs that are widely utilized in the long-term care setting. Dually-eligible residents in nursing centers may be entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary or an exception to the Part D Plan’s formulary is granted. We obtain reimbursement for drugs we provide to enrollees of the given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan.

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

Medicare Part B and D Changes

In August 2022, Congress passed the Inflation Reduction Act (“IRA”), which, among other provisions, introduced significant drug pricing reforms aimed to reduce federal government and beneficiary spending for Medicare Part B and Part D drugs. Key provisions in this legislation include limited authority for regulators to negotiate prices for certain Medicare drugs, caps on beneficiary cost share and maximum out-of-pocket spending, and rebates on manufacturers where drug prices exceed inflation. CMS released initial guidance related to the implementation of this program, and has since entered three rounds of the Medicare Drug Price Negotiation Program. In 2026, the initial ten Part D drugs that were part of IRA negotiations will have the negotiated prices go into effect. Additional rounds of IRA-negotiated drug prices are set to be added in January 2027 and January 2028. In January 2026, CMS announced the next set of 15 drugs selected for price negotiations as part of the third cycle of the program. This set of drugs includes drugs covered under Medicare Part D, and for the first time, drugs covered under Medicare Part B. The prices negotiated for these drugs will take effect on January 1, 2028.

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

In November and December of 2024, CMS issued additional final rules relating to Part B and Part D. Under these final rules, CMS began invoicing drug companies in 2025 for Part B and Part D inflation rebates owed for applicable time periods and established a process to impose civil monetary penalties on manufacturers that fail to pay such rebates by applicable deadlines. Significant changes to Part D became effective in 2025. All Part D plans are now required to offer enrollees the option to pay out-of-pocket prescription drug costs in the form of capped monthly installment payments. In 2025, the Coverage Gap Discount Program was replaced by the Manufacturer Discount Program, which requires participating Part D manufacturers to provide discounts on applicable drugs in certain phases of the Part D benefits.

In April 2025 and October 2025, CMS issued final rules relating to Part B and Part D. Under these rules, CMS made updates to inflation rebate processes, provided updated processes for the Medicare Drug Price Negotiation Program, and set requirements for network pharmacy agreements between Part D sponsors and contracting pharmacies. Under the April 2025 rule, the contracting pharmacies must be enrolled in the Medicare Transaction Facilitator Data Module. In July 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Among other things, the OBBBA carved out orphan drugs from the Medicare Drug Price Negotiation Program. The OBBBA may have further significant effects on Medicare Parts B and D that we cannot foresee.

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

Medicaid

The reimbursement rate for pharmacy services under Medicaid is determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, most state Medicaid programs provide for the payment of certain pharmacy services, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that a state plan must meet, including requirements related to eligibility, coverage for services, payment, and admissions. For residents that are eligible for Medicaid only, and are not dually eligible for Medicare and Medicaid, we bill the individual state Medicaid program or, where applicable, the state’s designated managed care or other similar organizations for covered prescription drugs.

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

In 2016, the Affordable Care Act and CMS’s Covered Outpatient Drugs final rule, published at 81 Fed. Reg. 5,170, as amended and modified from time to time, changed the definition of the FUL by requiring certain calculations of the FUL considering the AMP. CMS updates the FULs on a monthly basis and the FULs become effective on the first date of the month following their publication. States have thirty (30) days after the effective date of the monthly updates to implement the new FULs.

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the Affordable Care Act continued the previous statutory exclusion of prompt pay discounts offered to wholesalers and added three other exclusions to the AMP definition: (i) bona fide services fees; (ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and (iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy.

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

Over the last several years, state Medicaid programs have undertaken efforts to control prescription drug costs and have seemingly aimed to lower reimbursement through a variety of mechanisms. In July 2025, President Trump signed into law the OBBBA, imposing additional requirements for Medicaid eligibility and increasing cost-sharing requirements. The OBBBA may result in further efforts by state Medicaid programs to limit drug costs.

Regulations That Affect Our Customers

Specifically, most LTCFs are required to be licensed in the states in which they operate. In addition, for SNFs and other LTCFs serving Medicaid or Medicare residents, such facilities must be certified to be in compliance with applicable requirements for participation set forth in 42 C.F.R. Part 483 (subpart B). Certain customer LTCFs may also be subject to the Nursing Home Reform Act, part of the Omnibus Budget Reconciliation Act of 1987, as amended, which imposes strict compliance standards relating to quality of care, including increased certification, documentation and reporting requirements, unannounced surveys and related enforcement processes, and residents’ bill of rights.

In the final rule, set forth in 81 Fed. Reg. 68,688 and entitled “Medicare and Medicaid Programs, Reform of Requirements for Long-Term Care Facilities,” as amended and modified from time to time, referenced previously in this Annual Report on Form 10-K (see Government Regulation—Regulations That Affect Guardian Directly—CMS Regulations Affecting Guardian’s Provision of Pharmacy Services for Certain LTCF Customers), LTCFs participating in the Medicare and Medicaid programs must develop and maintain policies and procedures, including to address the steps the pharmacist must take when the pharmacist identifies an irregularity that requires urgent action. Moreover, LTCFs must have an effective quality assurance and performance improvement program, person-centered care planning, an infection preventionist, a compliance and ethics program, a means to call for staff assistance from the bedside, and effective staff training, among other requirements. Finally, the final rule imposed additional safeguards on the inappropriate use of psychotropic drugs with the intent of reducing or eliminating such use in LTCFs.

In May 2024, CMS published a final rule, set forth in 89 Fed. Reg. 40,876 entitled “Medicare and Medicaid Programs; Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting” requiring certain minimum nurse staffing requirements. In a similar effort to elevate LTCF care standards, in November 2024, CMS issued the Revised Long-Term Care Surveyor Guidance implementing revisions aimed at enhancing quality and oversight of the LTCF survey process. This guidance included revisions relating to, without limitation, admission, transfer and discharge, quality assurance performance improvement, and infection prevention and control. In July 2025, the OBBBA imposed a moratorium on implementation of the minimum staffing requirements set forth in the May 2024 rule until 2034. In December 2025, CMS published an interim final report, set forth in 90 Fed. Reg. 55,687, entitled “Medicare and Medicaid Programs; Repeal of Minimum Staffing Standards for Long-Term Care Facilities” removing the minimum staffing requirements of the May 2024 rule.

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

As of December 31, 2025, we employed approximately 3,600 persons, all of whom are located within the United States. Our workforce includes over 500 pharmacists and over 90 nurses, in addition to more than 120 employees who work in the Atlanta office to support our local pharmacies nationwide.

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

While we do not believe any single competitor offers a comparably robust, integrated pharmacy services solution, our primary competitors in the ALF and BHF space are large national providers including Omnicare and PharMerica Corporation, in addition to local and regional pharmacies in each of our markets, including Remedi SeniorCare, PharmCareUSA and Polaris Pharmacy Services. We believe we are the market leader for providing pharmacy services to ALFs and BHFs. We believe we compete favorably in all areas, including SNFs, based on the following competitive factors:

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

In addition, LTCF residents have the ability to choose among pharmacy providers. Certain states have a “freedom of choice” requirement as part of their state Medicaid programs or in separate legislation that enable a resident to select his or her provider. These laws may prevent LTCFs from requiring their residents to purchase pharmacy services or pharmaceuticals from particular providers that have a supplier relationship with the LTCF. Such “freedom of choice” requirements increase the competition we face in providing services to LTCF residents. The ability of a resident to select the pharmacy that supplies him or her with prescription drugs could adversely affect our business, financial condition and results of operations because there can be no assurance that such resident will select us as a provider.

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

We maintain contractual relationships with pharmaceutical wholesalers and manufacturers that provide us with, among other things, discounts for drugs we purchase to be dispensed from our pharmacies. Our contracts with pharmaceutical wholesalers and manufacturers often provide us with, among other things, discounts on drugs we purchase, rebates and service fees. Our contracts with pharmaceutical wholesalers and manufacturers generally are terminable on relatively short notice by either party and we have limited contractual protections with them. If any of these contractual relationships are terminated, materially altered, or renewed on terms that are less favorable to us, our business and operating results could be materially adversely affected.

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

The healthcare industry in the United States is subject to fundamental changes due to ongoing federal and state healthcare reform efforts and related political, economic, and regulatory influences, including those from the recent change in presidential administration. Notably, the Affordable Care Act resulted in expanded healthcare coverage and has resulted in significant changes to the United States healthcare system. The Affordable Care Act outlines certain reductions for Medicare reimbursed services, which may affect skilled nursing, home health, hospice, and outpatient therapy services, as well as certain other changes to Medicare payment methodologies. In addition, there have been legislative initiatives with respect to pharmaceutical pricing practices, and we could be adversely affected by the impact of such legislation and the continuing efforts of government and private health plan payors to lower pharmaceutical costs. For example, the Inflation Reduction Act of 2022 contains several provisions that have had, and are expected to continue to have, the effect of reducing the prices we can charge and the reimbursement we receive for certain branded drugs we dispense, thereby reducing our profitability, and could adversely affect our financial condition and results of operations. These provisions include the establishment of a Medicare Drug Price Negotiation Program, which requires the government to negotiate and set a “maximum fair price” for select high-expenditure drugs covered under Medicare Part D (starting in 2026) and Part B (starting in 2028), and the implementation of changes to Medicare Part D benefits designed to limit patient out-of-pocket drug costs and shift program liabilities from patients to other stakeholders, including health plans, manufacturers and the government. These comprehensive healthcare reform efforts have resulted and will likely continue to result in extensive rulemaking and policy decisions by regulatory authorities, and applicable legislation and regulations may be altered, amended, repealed, or replaced. Moreover, there have been legal and political challenges to the Affordable Care Act and the Inflation Reduction Act since their passage and there may be future challenges. Additionally, the new presidential administration has signed numerous executive orders, including some overturning those of the prior administration aimed at researching alternative payment and delivery models to lower prescription drug costs. Therefore, it is difficult to predict the full impact of the Affordable Care Act, the Inflation Reduction Act, or other healthcare reform efforts, including new executive orders, due to the complexity of the law and implementing regulations, as well our inability to foresee how CMS and other participants in the healthcare industry will respond to the choices available to them under the law. The provisions of the legislation and other regulations implementing the Affordable Care Act, the Inflation Reduction Act, any amended or replacement legislation, or other healthcare reform efforts may increase our costs, materially and adversely affect our revenues and profitability, expose us to expanded liability, or require us to significantly alter the ways in which we conduct our business.

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

We participate in the MHA group purchasing organization (“GPO”), for purposes of drug purchasing. In the event that our relationship were to suffer with MHA under the MHA GPO agreement, our business and operating results could be adversely affected.

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

To remain competitive, we must continually maintain and upgrade our technologies to meet the evolving preferences, needs and expectations of LTCFs and residents and to improve our productivity and reduce our operating expenses. We cannot predict the effect of technological changes on our business, and new services and technologies in the future, including those implementing or created using artificial intelligence, could be superior to, or render obsolete, the technologies we currently use in our business. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt and develop new technologies may be inhibited by industry-wide standards, new laws and regulations and other factors. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards. We rely in part on third parties for the development of and access to new technologies, which may adversely impact our ability to integrate new technologies into our business. If we fail to effectively maintain and upgrade our technology, our ability to sustain and grow our business and our results of operations may be materially adversely affected.

Cybersecurity attacks or other data security incidents could disrupt our operations and expose us to regulatory fines or penalties, liability or reputational harm.

In the ordinary course of our business, we process, store and transmit data, which may include sensitive personal information as well as proprietary or confidential information relating to our business or third parties. We have in the past been subject to a ransomware attack, and may in the future be subject to various cyber or ransomware attacks or data breaches. Although the ransomware attack we experienced did not have a material impact to our business, such future incidents could disrupt and materially adversely affect our business. A cybersecurity attack or other data security incident could result in the misappropriation of confidential or personal information, create system interruptions or deploy malicious software that attacks our information technology security systems. Such an attack or incident could result in business interruptions from the disruption of our information technology systems or those of our third-party information systems providers, or negative publicity resulting in reputational harm with our customers, stockholders and other stakeholders. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us to regulatory fines or penalties, litigation and potential liability or otherwise harm our business.

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

A group of our stockholders, consisting of Bindley Capital Partners I, LLC, Pharmacy Investors, LLC, Cardinal Equity Fund, L.P., Fred Burke, David Morris and Kendall Forbes (collectively, the “Guardian Founders”) beneficially own shares of our common stock representing a majority of our combined voting power. Pursuant to the terms of the Stockholders’ Agreement, the Guardian Founders have the ability to elect all of the members of our board of directors and thereby control our management and affairs. Accordingly, the Guardian Founders are able to determine the outcome of substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions, even if such actions are not favored by our other stockholders. This concentration of ownership may also prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

We are a “controlled company” within the meaning of the corporate governance standards of NYSE. As a result, we qualify for exemptions from certain corporate governance standards and you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Guardian Founders own more than 50% of the total voting power of our outstanding common stock and we are therefore a “controlled company” under NYSE corporate governance standards. As a controlled company, we are not required by NYSE, for continued listing of our Class A common stock, to (i) have a majority of our board of directors consist of independent directors, (ii) maintain a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or (iii) maintain a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. For so long as we qualify as a “controlled company,” we may rely on some or all of these exemptions from NYSE listing requirements. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced. As a result, our status as a “controlled company” could make our Class A common stock less attractive to some investors or could otherwise harm our Class A common stock price.

Our future issuance of Class A common stock, Class B common stock, preferred stock or convertible debt securities could dilute our common stockholders and adversely affect the market value of our Class A common stock.

The future issuance of shares of Class A common stock, Class B common stock, preferred stock or convertible debt securities may dilute the economic and voting rights of our stockholders and reduce the market price of the Class A common stock. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock and adversely affect the market price of the Class A common stock.

From time to time in the future, we may also issue additional shares of our Class A common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. We also anticipate that we may issue shares of our Class B common stock as consideration in the buyout of minority owners in our future greenfield start-up pharmacies and future acquired pharmacies. The issuance by us of additional shares of our Class A common stock, Class B common stock or securities convertible into our Class A common stock may dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock.

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

In addition, if the trading volumes of our Class A common stock are low, persons buying or selling in relatively small quantities may easily influence the price of our Class A common stock. This low volume of trades could also cause the price of our Class A common stock to fluctuate greatly, with large percentage changes in price occurring in any particular trading day session. Holders of our Class A common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our Class A common stock. As a result of this volatility, investors may experience losses on their investment in our Class A common stock. A decline in the market price of our Class A common stock could also adversely affect our ability to issue additional shares of Class A common stock or other of our securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our Class A common stock will develop or be sustained. If an active market does not develop, holders of our Class A common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

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

We expect to incur significant additional annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We also expect that the rules and regulations that we are now subject to as a result of being a public company will continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage for such directors and officers. Any of these factors could make it more difficult for us to attract and retain qualified members of our board of directors.

Future sales, or the perception of future sales of Class A common stock, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 2, 2026, we have outstanding approximately 27.1 million shares of Class B common stock (substantially all of which were issued in our Corporate Reorganization in September 2024), which shares are convertible into shares of Class A common stock on a one-to-one basis. The shares of Class B common stock are subject to certain transfer restrictions and conversion terms, including with respect to sales. These transfer restrictions will cease to apply as shares of Class B common stock automatically convert into shares of Class A common stock over the two-year period following their respective dates of issuance. In addition, our board of directors may accelerate the conversion of Class B common stock into Class A common stock at their discretion.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with this Annual Report on Form 10-K, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are in the future unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could decline, and we could also become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

We are a holding company and have no material assets other than our ownership of equity interests in our operating subsidiaries. As a holding company, we have no independent means of generating revenue, and our principal source of cash flow will be distributions from our subsidiaries. Therefore, our ability to fund and conduct our business, service our debt, and pay dividends, if any, in the future will depend on the ability of our subsidiaries to generate sufficient cash flow to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they are wholly owned or majority owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that may be contained in our subsidiary agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of any creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us is limited in any way, our ability to fund and conduct our business, pay our expenses, service our debt, and pay dividends, if any, could be harmed.

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

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	do not permit stockholders to take action by written consent other than during the period in which we qualify as a “controlled company” within the meaning of NYSE rules;

•	provide that special meetings of the stockholders may be called only by or at the direction of the chair of our board or a majority of the directors;

•	provide that vacancies on our board of directors will be able to be filled only by our board of directors (subject to the provisions set forth in the Stockholders’ Agreement) and not by stockholders;

•	restrict the forum for certain litigation against us to Delaware; and

•	provide for advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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
Our cybersecurity risk management program is informed by prevailing security standards and is designed to provide a framework for evaluating and responding to cybersecurity risks. This includes processes for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat, implementing cybersecurity countermeasures and mitigation strategies, and informing and updating management and, as needed, the audit committee and our board of directors of cybersecurity incidents that may pose a significant risk for the business. Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality, as well as operational and business impact, and are reviewed for privacy impact.
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
Recognizing the complexity and evolving nature of cybersecurity threats, incidents and risks, we engage third-party experts, including cybersecurity consultants, to evaluate and support our risk management systems. We also rely on software support from third-party vendors to assist with evaluating, monitoring, and testing our information technology systems. These relationships enable us to leverage specialized knowledge and insights, which help ensure our cybersecurity strategies and processes remain effective. Our collaboration with these third parties includes regular audits, routine system monitoring, threat assessments, incident response, and consultation on potential security enhancements. We require third-party service providers with access to personal, confidential, or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.
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
”
Governance
Our board of directors has overall oversight responsibility for our risk management, and delegates data protection and cybersecurity risk oversight to the audit committee. The audit committee receives regular briefings on cybersecurity risks and risk management practices, including, for example, recent developments in the external cybersecurity threat landscape, evolving standards, vulnerability assessments, third-party and independent reviews, technological trends, as well as how management is addressing or mitigating those risks. The audit committee may also promptly receive information regarding any material cybersecurity incident that may occur, including any ongoing updates regarding the same. The audit committee periodically discusses our approach to cybersecurity risk management with our SVP of Technology & Senior Security Officer.
Our SVP of Technology & Senior Security Officer is responsible for overseeing our cybersecurity risk management program. Our SVP of Technology & Senior Security Officer has over 20 years of extensive experience in information technology and security, and works in coordination with other members of the management team.
Our SVP of Technology & Senior Security Officer, along with leaders from our privacy and corporate compliance functions, collaborate to implement a program designed to manage our exposure to cybersecurity risks and to promptly respond to cybersecurity incidents. Response to incidents is delivered by multi-disciplinary teams in accordance with our incident response plan. Through ongoing communications with these teams during incidents, the SVP of Technology & Senior Security Officer monitors the triage, mitigation and remediation of cybersecurity incidents, and reports such incidents to executive management, the audit committee and other colleagues in accordance with our cybersecurity policies and procedures, as appropriate.

Item 2.	Properties.

Our corporate headquarters occupy approximately 25,000 square feet in Atlanta, Georgia, under a lease that expires on October 31, 2030. We use this space for administration, sales, marketing, data analytics, and customer support. We have 65 additional leases in place for our local pharmacy operations and warehousing pharmaceuticals, totaling approximately 780,000 square feet.

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

Information About Our Executive Officers.

Set forth below is certain information with respect to our executive officers as of March 1, 2026.

Fred Burke, age 76, has served as our President and Chief Executive Officer since our founding in 2004 and as a member of our board of directors, since our incorporation in 2021. Prior to co-founding Guardian, Mr. Burke was a co-founder and president of two start-up companies in Atlanta, Georgia: Central Pharmacy Services, Inc. (“Central Pharmacy”), which was founded in 1992 and ultimately acquired by Cardinal Health, Inc. in 2001, and Sales Technologies, Inc., which was founded in 1983 and acquired by Dun & Bradstreet Corporation in 1989. Mr. Burke also previously served as a brand manager at Procter & Gamble, a consultant and engagement manager at McKinsey & Company, and as an officer in the United States Air Force, leading a combat communications unit. Mr. Burke received a B.S., Engineering from Mississippi State University, and an M.S., Industrial Management from the Krannert School of Management at Purdue University.

David Morris, age 62, has served as our Executive Vice President and Chief Financial Officer since our founding in 2004 and as a member of our board of directors since our incorporation in 2021. Prior to co-founding Guardian, Mr. Morris served as Chief Financial Officer at Central Pharmacy from 1993 to 2001. Mr. Morris previously served as President of the PBM Division at Complete Health from 1991 to 1993 and served as a Certified Public Accountant at Ernst & Young LLP from 1985 to 1991. Mr. Morris received a B.S., Accounting from the University of Alabama.

Kendall Forbes, age 69, has served as our Executive Vice President of Sales & Operations since our founding in 2004. Prior to co-founding Guardian, Mr. Forbes was a co-founder and the Executive Vice President of Operations of Central Pharmacy from 1993 to July 2004. Mr. Forbes previously owned the Baton Rouge Central Pharmacy from 1985 to 1993 and served as a Pharmacy Manager at Nuclear Pharmacy, Inc., a predecessor of Syncor Nuclear Pharmacy, from 1982 to 1985. Mr. Forbes received a B.S. from the University of Louisiana Monroe School of Pharmacy and completed his graduate fellowship in Radiopharmacy at the University of New Mexico.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock began trading on the New York Stock Exchange (“NYSE”) on September 26, 2024 under the ticker symbol “GRDN”. Prior to that, there was no public market for our common stock. Our Class B common stock is not publicly traded, but such shares automatically convert into one share of our Class A common stock over a two-year period following their date of issuance pursuant to the terms of our certificate of incorporation.

Stockholders

As of March 2, 2026, there were approximately 197 record holders of our Class A common stock and approximately 242 record holders of our Class B common stock. The actual number of stockholders of Class A common stock is greater than such number of record holders and includes stockholders who are beneficial owners of Class A common stock but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below shows the cumulative total stockholder return on our Class A common stock between September 26, 2024 (the date that our Class A common stock commenced trading on the NYSE) through December 31, 2025 in comparison to the Russell 2000 Index and the S&P 500 Healthcare Index. The graph assumes that $100 was invested in each of our Class A common stock, the Russell 2000 Index and the S&P 500 Healthcare Index at their respective closing prices on September 26, 2024. The graph uses the closing market price on September 26, 2024 of $16.00 per share as the initial value of our Class A common stock. Data for the Russell 2000 Index and S&P 500 Healthcare Index assume reinvestment of dividends. The comparisons shown in the graph are not intended to forecast or be indicative of the future performance of our common stock.

	September 26	September 30	December 31	March 31	June 30	September 30	December 31
	2024	2024	2024	2025	2025	2025	2025
Guardian Pharmacy Services, Inc.	$100	$105	$127	$133	$133	$164	$188
Russell 2000	100	101	101	91	98	110	112
S&P 500 Healthcare	100	101	90	95	88	91	101

Issuer Purchases of Equity Securities

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. Our historical results are not necessarily indicative of the results that may be expected for any future period.

Overview

We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of long-term health care facilities (“LTCFs”) adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We enter into contracts directly with LTCFs to serve as the principal pharmacy provider for their residents. In this capacity, we offer high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities (“ALFs”) and behavioral health facilities (“BHFs”). Additionally, our robust capabilities enable us to serve residents in all types of LTCFs. Our services include prescription intake and adjudication management, packaging drugs into unit dose and/or multi-dose compliance packaging that are organized by date and time of administration, and electronically tracking each drug from delivery through administration to LTCF residents. We also offer training to caregivers and conduct mock audits to ensure compliance with pharmacy administration requirements, billing claims processing, government regulation and other matters. As of December 31, 2025, our 61 pharmacies, 54 of which are full-service, served approximately 205,000 residents in approximately 8,400 LTCFs across 38 states.

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

Corporate Reorganization and IPO

On September 27, 2024, the Company consummated its initial public offering (“IPO”) of 8,000,000 shares of its Class A common stock, par value $0.001 per share (“Class A common stock”). Also on September 27, 2024, the underwriters for the IPO exercised in full their option to purchase an additional 1,200,000 shares of Class A common stock. The 9,200,000 shares were issued at a public offering price of $14.00 per share, resulting in net proceeds to the Company of $119.8 million, after deducting underwriting discounts of $9.0 million. In addition to the underwriting discounts, the Company incurred $13.0 million of offering costs, which were recorded to additional paid-in capital.

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

•

The membership interests, including Restricted Interest Unit awards, held by members other than Guardian Pharmacy, LLC in our subsidiaries (other than certain subsidiaries that were not parties to the Corporate Reorganization, as discussed below) were converted into Common Units of Guardian Pharmacy, LLC. The subsidiaries that participated in the Corporate Reorganization are referred to as the “Converted Subsidiaries”, and the subsidiaries that were not parties to the Corporate Reorganization (including those which were formed or acquired subsequent to the Corporate Reorganization) are referred to as the “Non-Converted Subsidiaries”; and

•

Guardian Pharmacy, LLC became a wholly-owned subsidiary of the Company by participating in a merger with a transitory subsidiary of the Company. Pursuant to the merger, each Common Unit of Guardian Pharmacy, LLC was converted into (i) one share of the Company’s Class B common stock, par value $0.001 per share (“Class B common stock”) and (ii) the right to receive $1.02 in cash per share, without interest (collectively, the “Merger Consideration”). In the merger, 54,094,232 shares of Class B common stock were issued in exchange for Common Units of Guardian Pharmacy, LLC. In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, such issued shares of Class B common stock automatically convert on a one-for-one basis into shares of Class A common stock, with 25% of each holder’s shares of Class B common stock converting into shares of Class A common stock on each of the following dates: (i) March 28, 2025; (ii) September 27, 2025; (iii) March 28, 2026; and (iv) September 27, 2026. The Merger Consideration was $55,176 and was paid using the proceeds from the IPO.

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

Follow-On Offering

In May 2025, the Company completed an underwritten follow-on public offering of 1,440,447 shares of Class A common stock at an offering price of $21.00 per share (the “Q2 2025 Offering”). We used all of the net proceeds from the Q2 2025 Offering to purchase 1,440,447 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The 1,440,447 shares of Class A common stock purchased by the Company were cancelled, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.

As part of the Q2 2025 Offering, certain selling stockholders, consisting of the Company’s founders (the “Guardian Founders”), sold 7,184,553 shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling stockholders in the Q2 2025 Offering.

Factors Affecting the Comparability of Our Results of Operations

Our results of operations for the year ended December 31, 2025 and the year ended December 31, 2024 have been affected by the following, among other factors, which must be understood to assess the comparability of our period-to-period financial performance and condition.

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

During 2024 and 2025, we completed acquisitions of various pharmacy operations (the “Acquisitions”). The operating results of the Acquisitions were a contributing factor in certain changes in the results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Acquisition impacts are considered when the beginning of the comparative period precedes the acquisition date.

Share-Based Compensation (in connection with the Corporate Reorganization and IPO)

In connection with the Corporate Reorganization and IPO, Restricted Interest Unit awards associated with the Converted Subsidiaries and Guardian Pharmacy, LLC were converted into Common Units of Guardian Pharmacy, LLC, and the Common Units in Guardian Pharmacy, LLC were then converted into Class B common stock of the Company. This conversion of Restricted Interest Units was treated as a modification, requiring the units to be marked to fair value on the modification date, resulting in the Company recognizing $125.7 million of incremental share-based compensation expense during the year ended December 31, 2024.

Components of Results of Operations

Revenues. We recognize revenue at the time of delivery of prescriptions and other pharmacy services to the LTCF, at which time control has been transferred. Revenue recognized reflects the consideration we expect to receive in exchange for these goods and services.

Cost of goods sold. Cost of goods sold consists primarily of expenses associated with the fulfillment and delivery of the prescription, including prescription drug acquisition costs. Cost of goods sold also includes associated pharmacy personnel-related expenses, including salaries and benefits, delivery charges and other supporting overhead costs (such as rent and depreciation and amortization of assets used in the fulfillment and delivery of the prescription).

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of personnel-related expenses, including share-based compensation, salaries and benefits, for our employees at the pharmacies and support services engaged in other pharmacy related activities including sales and marketing, finance, legal, human resources, purchasing and other administrative functions. Selling, general, and administrative expenses also include facilities-related expenses, software expenses, insurance premiums, professional services expenses, including for outside legal and accounting services, other overhead costs, changes in the fair value of contingent payments related to acquisitions, depreciation related to long lived assets, and amortization of intangible assets.

Prior to the Corporate Reorganization and IPO, share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards. These awards contained a cash settlement feature and were accounted for as a liability in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These units remained in place until they were (a) forfeited (which occurs when the employee leaves before the units are fully vested), (b) paid out (we purchase the units at a calculated value upon termination of employment) or (c) converted into shares as a result of a major capital event such as a sale or public offering. In connection with the Corporate Reorganization and IPO, all outstanding Restricted Interest Unit awards, other than those issued by Non-Converted Subsidiaries, were converted into shares of Class B common stock, certain of which had additional vesting requirements following the IPO, and are no longer considered a liability. In addition to the unvested Class B common stock issued in connection with the

Corporate Reorganization and IPO, the Company has share-based compensation awards in the form of restricted stock units, which are settled in shares of Class A common stock upon vesting and are considered equity-based awards.

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

Results of Operations for the Years Ended December 31, 2024 and 2025

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2024 and 2025, respectively. The year-over-year comparison of results of operations is not necessarily indicative of results for future periods.

	Year Ended December 31,
(in thousands)	2024	2025
Revenues	$1,228,409	$1,448,685
Cost of goods sold	984,038	1,155,967

Gross profit	244,371	292,718
Selling, general, and administrative expenses (1)	307,291	220,017

Operating income (loss)	(62,920)	72,701
Other expenses:
Interest expense	3,278	665
Other expense (income), net	279	(1,387)

Total other expenses (income), net	3,557	(722)
Income (loss) before income taxes	(66,477)	73,423
Provision for income taxes	4,556	24,465

Net income (loss)	(71,033)	48,958

Less net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	22,760	—
Less net income (loss) attributable to non-controlling interests (2)	16,254	(261)

Net income (loss) attributable to Guardian Pharmacy Services, Inc	$(110,047)	$49,219

Adjusted EBITDA (3)	$90,834	$115,145

(1)

Included in selling, general, and administrative expenses is share-based compensation expense of $131,490 and $13,850 during the years ended December 31, 2024 and 2025, respectively. For the year ended December 31, 2024, this share-based compensation expense primarily represents the incremental expense recognized for Restricted Interest Unit awards that were modified in connection with the Corporate Reorganization and IPO. For the year ended December 31, 2025, this share-based compensation expense primarily represents the incremental expense recognized for Restricted Interest Unit awards that were modified in connection with the Corporate Reorganization and IPO, and share-based compensation expense for Restricted Stock Units granted for Class A common stock.

(2)

These figures, for both Converted Subsidiaries and Non-Converted Subsidiaries, reflect minority membership interests in our subsidiaries preceding the Corporate Reorganization and IPO. Subsequent to the Corporate Reorganization and IPO, and for the year ended December 31, 2025, these figures reflect the minority membership interest for the Non-Converted Subsidiaries.

(3)

See “ —Adjusted EBITDA and Other Non-GAAP Financial Measures” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Revenue

	Year Ended December 31,		% Change
	2024	2025
	(in thousands)
Revenue	$1,228,409	$1,448,685	17.9%

Revenue for the year ended December 31, 2025 increased by $220.3 million or 17.9% compared to the year ended December 31, 2024. $68.4 million of the increase was attributable to revenue from the Acquisitions, with the remaining $151.9 million of the increase attributable to the organic growth of our business. Further, the increase was attributable to increases in the number of residents served from 186,000 residents during December 2024 to 205,000 residents during December 2025 and prescriptions dispensed from 25.1 million during the year ended December 31, 2024 to 28.6 million during the year ended December 31, 2025, as well as annual drug price inflation.

Cost of goods sold

	Year Ended December 31,		% Change
	2024	2025
	(in thousands)
Cost of goods sold	$984,038	$1,155,967	17.5%
Percentage of revenue	80.1%	79.8%

Cost of goods sold for the year ended December 31, 2025 increased by $171.9 million or 17.5% compared to the year ended December 31, 2024. $60.7 million of the increase was attributable to the Acquisitions, with the remaining $111.2 million of the increase attributable to the organic growth of our business. Cost of goods sold as a percentage of revenue decreased from 80.1% to 79.8% year over year.

Selling, general, and administrative expenses

	Year Ended December 31,		% Change
	2024	2025
	(in thousands)
Selling, general, and administrative expenses	$307,291	$220,017	(28.4)%
Percentage of revenue	25.0%	15.2%

Selling, general and administrative expenses decreased $87.3 million or (28.4)% for the year ended December 31, 2025 compared to the year ended December 31, 2024. $117.6 million of the decrease was driven by decreases in share-based compensation expense, as the year ended December 31, 2024 included significant share-based compensation expense recognized in connection with the Corporate Reorganization and IPO. This decrease was offset by a $30.3 million increase in expense due to an increase in average employee headcount, with $20.1 million resulting from organic growth and $10.2 million resulting from the Acquisitions. Selling, general and administrative expenses as a percentage of revenue decreased from 25.0% to 15.2% primarily as a result of the decreases in share-based compensation expense described above.

Interest expense

	Year Ended December 31,		% Change
	2024	2025
	(in thousands)
Interest expense	$3,278	$665	(79.7)%

Interest expense decreased $2.6 million or (79.7)% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due to having no balances outstanding under the Credit Facility (see “-Liquidity and Capital Resources” below) during the year ended December 31, 2025.

Provision for income taxes

	Year Ended December 31,		% Change
	2024	2025
	(in thousands)
Provision for income taxes	$4,556	$24,465	437.0%

Income tax expense increased by $19.9 million or 437.0% for the year ended December 31, 2025 compared to the year ended December 31, 2024. In 2024, Guardian Pharmacy Services, Inc. and its majority-owned and wholly-owned limited liability company subsidiaries reported one quarter of tax expense, post-IPO and Corporate Reorganization. Prior to the IPO, we conducted our business through Guardian Pharmacy, LLC, and its majority-owned and wholly-owned limited liability company subsidiaries, which were treated for income tax purposes as partnerships and disregarded entities, respectively for the first three quarters of 2024.

Adjusted EBITDA and Other Non-GAAP Financial Measures

To supplement the results presented in our consolidated financial statements in accordance with GAAP, we also present Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and Adjusted SG&A, which are financial measures not based on any standardized methodology prescribed by GAAP.

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, as adjusted to exclude the impact of items and amounts that we view as not indicative of our core operating performance, including share-based compensation, certain legal and regulatory items, financing-related and other activities, payor-reimbursement matters, and certain tax matters related to the Corporate Reorganization and IPO.

We define Adjusted Net Income as net income attributable to Guardian Pharmacy Services, Inc. before share-based compensation expense, certain legal and other regulatory items, financing-related and other activities, payor- reimbursement matters, amortization expense associated with acquisition-related intangible assets, the income tax impact of the adjustments, and certain tax matters related to the Corporate Reorganization and IPO.

We define Adjusted EPS as Adjusted Net Income divided by the total weighted average of diluted shares for Class A common stock and Class B common stock.

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

There are a number of limitations related to the use of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Adjusted SG&A rather than the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect interest and income tax payments that represent a reduction in cash available to us;

•

Depreciation and amortization are non-cash charges and the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Adjusted SG&A do not consider the impact of share-based compensation; and

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

	Year Ended December 31,
(in thousands)	2024	2025
Net income (loss)	$(71,033)	$48,958
Add:
Interest expense (income), net	3,278	(418)
Depreciation and amortization	19,772	22,335
Provision for income taxes	4,556	24,465

EBITDA	$(43,427)	$95,340

Share-based compensation (1)	131,490	13,850
Certain legal & other regulatory matters (2)	3,988	1,094
Financing-related and other activities (3)	453	2,175
Payor-reimbursement matters (4)	(1,670)	2,686

Adjusted EBITDA	$90,834	$115,145

Net income as a percentage of revenue	(5.8)%	3.4%

Adjusted EBITDA as a percentage of revenue	7.4%	7.9%

Net Income (loss) attributable to Guardian Pharmacy Services, Inc.	$(110,047)	$49,219
Share-based compensation (1)	N/M	13,850
Certain legal & other regulatory matters (2)	N/M	1,094
Financing-related and other activities (3)	N/M	2,175
Payor-reimbursement matters (4)	N/M	2,686
Acquisition-related intangible asset amortization (5)	N/M	3,658
Income tax impact of adjustments (7)	N/M	(6,969)
Certain tax matters related to Corporate Reorganization and IPO (6)	—	1,725

Adjusted net income	N/M (8)	$67,438

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income per share	N/A	63,297,123
Weighted average common shares outstanding used in calculating diluted Non-GAAP net income per share	N/M	63,297,123
Diluted EPS	$(1.77)	$0.78
Adjusted EPS	N/M (8)	$1.07
GAAP selling, general, and administrative expenses	$307,291	$220,017
Subtract:
Share-based compensation (1)	131,490	13,850
Certain legal & other regulatory matters (2)	3,988	1,094
Financing-related and other activities (3)	453	2,175
Payor-reimbursement matters (4)	$—	$4,316

Adjusted SG&A	$171,360	$198,582

GAAP selling, general, and administrative expenses as a percentage of revenue	25.0%	15.2%

Adjusted SG&A as a percentage of revenue	13.9%	13.7%

(1)

Prior to the Corporate Reorganization and IPO, our share-based compensation expense primarily represented non-cash recognition of changes in the value of Restricted Interest Unit awards, which had historically been recorded as a liability using a cash settlement methodology as calculated on a quarterly basis. In connection with the Corporate Reorganization and IPO, certain Restricted Interest Unit awards were modified, resulting in incremental share-based compensation expense of $125.7 million during the year ended December 31, 2024, based on the fair value of the modified awards. Share-based compensation expense for the year ended December 31, 2025 relates to equity-classified awards.

(2)

Represents non-recurring attorney’s fees, settlement costs and other expenses associated with certain legal proceedings. The Company excludes such charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion allows for consistent evaluation of operations.

(3)	Represents non-recurring costs associated with various financing-related activities and costs to transition to a public company.
(4)	Represents non-recurring proceeds received, recorded as revenue, and legal expenses, recorded as selling, general and administrative expenses, associated with payor reimbursement matters.

Proceeds received associated with payor reimbursement matters, recorded as revenue, were $1.6 million during the year ended December 31, 2025, and $1.7 million during the year ended December 31, 2024.

Legal expenses associated with payor reimbursement matters, recorded as selling, general and administrative expenses, during the years ended December 31, 2024 and 2025 were $0.0 million and $4.3 million, respectively.

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
(8)

Adjusted net income and Adjusted EPS are not presented for the year ended December 31, 2024, as the net income attributable to Guardian Pharmacy Services, Inc. during that period only includes net income for the period subsequent to our IPO on September 27, 2024. As such, adjusted net income and adjusted EPS are not meaningful for these periods.

Liquidity and Capital Resources

We have historically financed our business and acquisitions primarily through cash from operations and borrowings under our Credit Facility (as defined below) and, more recently, sales of our Class A common stock in our IPO. We use cash in the ordinary course of our operations primarily for prescription drug acquisition costs, capital expenditures, and personnel costs. As of December 31, 2025, we had $65.6 million in cash and cash equivalents. Our cash primarily consists of demand deposits held with a large regional financial institution.

On May 13, 2024, the Company entered into the Sixth Amendment to the Third Amended and Restated Loan and Security Agreement (the “2024 Amendment”) to the existing credit facility with Regions Bank (the “Credit Facility”). The Credit Facility provides for term loans (the “Term Loan”) and a line of credit. The 2024 Amendment extended the maturity date of the Credit Facility from April 23, 2025 to April 23, 2027. The line of credit under the Credit Facility bears an interest rate equal to the one-month Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The total amount available under the line of credit as of December 31, 2025 is $40 million and we have the ability to increase our overall Credit Facility up to $75 million.

As of December 31, 2025, we had no amounts of principal outstanding under the Term Loan and no borrowings outstanding under the line of credit.

We believe our existing cash and cash equivalents, expected cash flows provided by our operations, and the amounts available under our Credit Facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months and for the foreseeable future, though we may require additional capital resources in the future.

Net Cash Flows

For the years ended December 31, 2024 and 2025, respectively, our net cash flows provided by / (used in) were as follows:

(in thousands)	Year Ended December 31,
	2024	2025
Operating activities	$57,960	$100,255

Investing activities	(30,407)	(32,225)

Financing activities	(23,645)	(7,071)

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

Net cash provided by operating activities for the years ended December 31, 2025 increased by $42.3 million compared to the corresponding period in 2024. The increase was primarily due to less accounts receivable growth, decreases in the use of cash for other operating liabilities, and increases in net income principally adjusted for certain non-cash items, such as depreciation and amortization, provision for losses on accounts receivable, changes in deferred tax asset, and share-based compensation expense, when compared to the corresponding period in 2024.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from disposition of property and equipment. Cash flows used in investing activities consist primarily of capital expenditures relating to our new and existing pharmacy locations and payments related to acquisitions.

Net cash used in investing activities for the year ended December 31, 2025 increased by $1.8 million compared to the corresponding period in 2024. The increase was primarily due to increases in cash used for purchases of property and equipment of $3.2 million, offset by decreases in cash used for acquisitions of $1.3 million compared to the corresponding period in 2024.

Financing Activities

Cash flows provided by financing activities consist primarily of borrowings from the line of credit and sale of our Class A common stock. Cash flows used in financing activities consist primarily of repayment of borrowings from the Term Loan (recorded as repayment of notes payable) and the line of credit, and payment of equity offering costs associated with the IPO and Q2 2025 Offering. Prior to the Corporate Reorganization and IPO, cash flows used in financing activities included significant distributions to equity holders (inclusive of non-controlling interests) of Guardian Pharmacy, LLC, mostly consisting of distributions to fund income tax liabilities and operational distributions, as well as return of capital.

Net cash used in financing activities for the year ended December 31, 2025 decreased by $16.6 million compared to the corresponding period in 2024.

Cash flows used in financing activities were $7.0 million for the year ended December 31, 2025, primarily due to $4.5 million in payments for finance lease obligations, $1.6 million of payments for equity offering costs, and $2.5 million in payments for contingent payments associated with acquisitions, offset by $2.0 million in contributions from non-controlling interests.

Cash flows used in financing activities were $23.6 million for the year ended December 31, 2024, primarily due to Merger Consideration payment to holders of Class B common stock of $55.2 million in connection with the Corporate Reorganization and IPO, distributions to equity holders (inclusive of non-controlling interest) of $50.2 million, $23.0 million of net payments made on notes payable, $9.0 million of net payments made on the line of credit, and $4.2 million of payments of equity offering costs, offset by net proceeds received from the IPO of $119.8 million.

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

Intangible Assets

We have intangible assets with finite useful lives as a result of acquisitions. Definite-lived intangible assets are carried at cost less accumulated amortization and are amortized using the straight-line method over their useful lives. The straight-line method approximates the manner in which cash flows are generated from the intangible assets. Judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. We generally utilize an income approach to calculate the fair value of the identified intangibles, namely the multi-period excess earnings method for customer lists and the relief from royalty method for trademarks. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. Critical estimates in valuing the intangible assets include, but are not limited to, forecasts of the expected future cash flows, projected EBITDA and EBITDA margin attributable to the respective assets, anticipated growth in revenue from the acquired client and product base, and the expected use of the acquired assets. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts.

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

Recent Accounting Pronouncements

Refer to Note 2 Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for accounting pronouncements adopted and recent accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $65.6 million as of December 31, 2025, which primarily consist of demand deposits held with financial institutions. Changes in interest rates affect the interest income we earn on our cash and cash equivalents and the fair value of our cash equivalents. Historical fluctuations in interest rates have not had a significant impact on our financial condition or results of operations, and a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the value of our cash and cash equivalents or on our future financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardian Pharmacy Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guardian Pharmacy Services, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2025, the related consolidated statements of operations, changes in members’ equity and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Certain Acquired Customer Lists

Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company completed acquisitions of various pharmacy operations which aggregated to a total purchase price of $16,891 thousand and resulted in the recognition of intangible assets of $6,586 thousand related to customer lists. The acquisitions were accounted for as business combinations in accordance with ASC 805, Business Combinations, which requires recognition of the estimated fair values of assets acquired and liabilities assumed. The Company used the multi-period excess earnings method (MPEEM), an income approach, to determine the fair value of the customer lists.

Auditing the Company’s accounting for certain of the acquired customer lists was challenging due to the effort required to audit the fair values estimated by management. The significant assumption used in the methodology to estimate the fair value of these customer lists was projected earnings before interest, taxes, depreciation and amortization (EBITDA) margin. This assumption is forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement related to the Company’s determination of the fair value of the acquired customer lists, which included testing controls over management’s review of the significant assumption described above.

To test the estimated fair value of
cert
ain of the acquired customer lists, our audit procedures included, among others, assessing the appropriateness and testing the application of the valuation methodology used, including evaluating the completeness and accuracy of the underlying data, and evaluating the significant assumption discussed above. We involved our valuation specialists to assist in evaluating the selection of and application of the valuation methodology used. We compared the projected EBITDA margin to the historical financial results of the acquired businesses and the Company’s history with other acquisitions. We also performed sensitivity analyses to evaluate the impact to the estimate of the fair value of the customer lists that would result from changes in the EBITDA margin assumption and involved our valuation specialists to assist in comparing EBITDA margins used in the model to those of guideline public companies.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Atlanta, Georgia
March 11, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardian Pharmacy Services, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Guardian Pharmacy Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guardian Pharmacy Services, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2025 Acquisitions as described in Note 3 of the Notes to the Consolidated Financial Statements, which is included in the 2025 consolidated financial statements of the Company and constituted 7.8% of total assets as of December 31, 2025 and 2.7% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2025 Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2025, the related consolidated statements of operations, changes in members’ equity and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and our report dated March 11, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 11, 2026

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2024	2025
Assets
Current assets:
Cash and cash equivalents	$4,660	$65,619
Accounts receivable, net	97,153	101,614
Inventories	40,550	43,359
Other current assets	9,622	11,042

Total current assets	151,985	221,634
Property and equipment, net	49,883	55,522
Intangible assets, net	14,912	18,475
Goodwill	69,296	79,743
Operating lease right-of-use assets	29,079	34,649
Deferred tax assets	5,272	2,199
Other assets	383	436

Total assets	$320,810	$412,658

Liabilities and equity
Current liabilities:
Accounts payable	$102,420	$116,206
Accrued compensation	14,430	15,048
Operating leases, current portion	6,836	7,150
Other current liabilities	20,435	22,299

Total current liabilities	144,121	160,703
Operating leases, net of current portion	23,297	29,992
Other liabilities	3,416	4,039

Total liabilities	$170,834	$194,734

Commitments and contingencies (see Note 9)
Equity:
Members’ equity	—	—
Class A common stock- 700,000,000 shares authorized, par value $0.001; 9,200,000 and 36,253,744 shares issued and outstanding as of December 31, 2024 and December 31, 2025, respectively	9	36
Class B common stock- 100,000,000 shares authorized, par value $0.001; 54,087,158 and 27,066,890 shares issued and outstanding as of December 31, 2024 and December 31, 2025, respectively	54	27
Additional paid-in capital	125,484	139,353
Retained earnings	17,124	66,343
Non-controlling interests	7,305	12,165

Total equity	149,976	217,924

Total liabilities and equity	$320,810	$412,658

See accompanying notes to Consolidated Financial Statements.

6
7

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share amounts)	2024	2025
Revenues	$1,228,409	$1,448,685
Cost of goods sold	984,038	1,155,967

Gross profit	244,371	292,718
Selling, general, and administrative expenses	307,291	220,017

Operating income (loss)	(62,920)	72,701
Other expenses:
Interest expense	3,278	665
Other expense (income), net	279	(1,387)

Total other expenses (income)	3,557	(722)

Income (loss) before income taxes	(66,477)	73,423
Provision for income taxes	4,556	24,465

Net income (loss)	(71,033)	48,958
Less net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	22,760	—
Less net income (loss) attributable to non-controlling interests	16,254	(261)

Net income (loss) attributable to Guardian Pharmacy Services, Inc.	$(110,047)	$49,219

Net income (loss) per share of Class A and Class B common stock 1
Basic	$(1.77)	$0.79
Diluted	$(1.77)	$0.78
Weighted-average Class A and Class B common shares outstanding
Basic	62,005,811	62,386,253
Diluted	62,005,811	63,297,123
See accompanying notes to Consolidated Financial Statements.

1
Basic and diluted net income (loss) per share of Class A and Class B common stock is applicable only for the period subsequent to September 27, 2024, which is the period following the initial public offering (“IPO”) and related Corporate Reorganization (as defined in Note 1 to the Consolidated Financial Statements). See Note 10
Basic and Diluted Loss Per
Share
for the number of shares used in the computation of net income (loss) per share of Class A and Class B common stock and the basis for the computation of net income (loss) per share.

6
8

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non- Controlling Interests	Total Equity
Balance, December 31, 2024	9,200,000	54,087,158	$9	$54	$125,484	$17,124	$7,305	$149,976
Contributions	—	—	—	—	—	—	1,970	1,970
Distributions	—	—	—	—	(422)	—	(458)	(880)
Non-cash equity contribution	—	—	—	—	—	—	3,609	3,609
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	49,219	—	49,219
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(261)	(261)
Share-based compensation forfeitures	(200)	(1,112)	—	—	(19)	—	—	(19)
Share-based compensation expense	—	—	—	—	13,869	—	—	13,869
Conversion of Class B Common Stock to Class A Common Stock	27,043,231	(27,043,231)	27	(27)	—	—	—	—
Issuance of Class A common stock associated with vested restricted stock units	10,713	—	—	—	—	—	—	—
Issuance of Class B Common Stock associated with acquisition	—	24,075	—	—	441	—	—	441

Balance, December 31, 2025	36,253,744	27,066,890	$36	$27	$139,353	$66,343	$12,165	$217,924

	Guardian Pharmacy, LLC (Prior to Corporate Reorganization)	Guardian Pharmacy Services, Inc. Stockholders’ Equity
(In thousands, except share amounts)	Members’ Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	$28,209	—	—	$—	$—	$—	$—	$31,650	$59,859
Net income prior to Corporate Reorganization	22,760	—	—	—	—	—	—	16,350	39,110
Contributions prior to Corporate Reorganization	—	—	—	—	—	—	—	2,107	2,107
Distributions prior to Corporate Reorganization	(36,050)	—	—	—	—	—	—	(14,279)	(50,329)
Non-cash equity contribution prior to Corporate Reorganization	—	—	—	—	—	—	—	4,989	4,989

6
9

	Guardian Pharmacy, LLC (Prior to Corporate Reorganization)	Guardian Pharmacy Services, Inc. Stockholders’ Equity
(In thousands, except share amounts)	Members’ Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non-Controlling Interests	Total Equity
Impacts of Corporate Reorganization and IPO
Conversion of non-controlling interest into Guardian Pharmacy, LLC common units	34,169	—	—	—	—	—	—	(34,169)	—
Conversion of Restricted Interest Unit awards into Guardian Pharmacy, LLC common units	142,498	—	—	—	—	—	—	—	142,498
Conversion of Guardian Pharmacy, LLC common units into Class B common stock of Guardian Pharmacy Services, Inc.	(191,586)	—	54,094,232	—	54	9,185	182,347	—	—
Issuance of Class A common stock, net of costs	—	9,200,000	—	9	—	106,753	—	—	106,762
Payments to Class B common stock stockholders of $1.02 per share	—	—	—	—	—	—	(55,176)	—	(55,176)
Recognition of deferred tax asset, net from Corporate Reorganization	—	—	—	—	—	5,973	—	—	5,973
Net income (loss) attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	—	(110,047)	—	(110,047)
Share-based compensation forfeitures	—	—	(7,074)	—	—	(1)	—	—	(1)
Net income (loss) attributable to non-controlling interest subsequent to Corporate Reorganization	—	—	—	—	—	—	—	(96)	(96)
Contributions subsequent to Corporate Reorganization	—	—	—	—	—	—	—	651	651
Non-cash equity contribution subsequent to Corporate Reorganization	—	—	—	—	—	—	—	286	286
Distributions subsequent to Corporate Reorganization	—	—	—	—	—	—	—	(184)	(184)
Equity-based compensation subsequent to Corporate Reorganization	—	—	—	—	—	3,574	—	—	3,574

Balance, December 31, 2024	$—	9,200,000	54,087,158	$9	$54	$125,484	$17,124	$7,305	$149,976

See accompanying notes to Consolidated Financial Statements

7
0

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2025
Operating activities
Net income (loss)	$(71,033)	$48,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,772	22,335
Share-based compensation expense	131,490	13,850
Provision for losses on accounts receivable	6,370	4,581
Change in deferred tax asset	—	3,074
Other	767	1,075
Changes in operating assets and liabilities:
Accounts receivable	(25,485)	(8,553)
Inventories	(1,151)	(877)
Other current assets	(1,979)	(2,482)
Accounts payable	13,230	16,398
Accrued compensation	(2,967)	618
Other operating liabilities	(11,054)	1,278

Net cash provided by operating activities	57,960	100,255
Investing activities
Purchases of property and equipment	(16,368)	(19,545)
Payment for acquisitions	(14,710)	(13,416)
Other	671	736

Net cash used in investing activities	(30,407)	(32,225)
Financing activities
Proceeds from equity offering, net of underwriter fees	119,784	29,039
Repurchase of outstanding Class A common stock	—	(29,039)
Payments of equity offering costs	(4,157)	(1,594)
Payments to Class B common stock stockholders	(55,176)	—
Borrowings from notes payable	15,000	—
Repayment of notes payable	(38,000)	(497)
Borrowings from line of credit	189,300	—
Repayments of line of credit	(198,300)	—
Principal payments on finance lease obligations	(4,481)	(4,483)
Payments related to acquisitions	—	(2,509)
Contributions from non-controlling interests	2,758	1,970
Distributions to non-controlling interests	(14,463)	(458)
Member distributions	(35,750)	—
Other	(160)	500

Net cash used in financing activities	(23,645)	(7,071)
Net change in cash and cash equivalents	3,908	60,959
Cash and cash equivalents, beginning of period	752	4,660

Cash and cash equivalents, end of period	$4,660	$65,619

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,121	$650

Cash paid during the year for income taxes	$—	$21,541

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment through finance leases	$3,529	$4,941

Accrued and capitalized offering costs recorded to additional paid-in capital	$8,866	$—

Non-cash equity contributions from non-controlling members	$5,604	$3,609

See accompanying notes to Consolidated Financial Statements

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
Organization
The Company was incorporated in the state of Delaware on November 16, 2021. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related corporate reorganization transactions in order to carry on, as a publicly traded entity, the business of Guardian Pharmacy, LLC, which was formed on July 21, 2003 as an Indiana limited liability company.
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
Non-Converted
Subsidiaries; and

•
Guardian Pharmacy, LLC became a wholly-owned subsidiary of the Company by participating in a merger with a transitory subsidiary of the Company. Pursuant to the merger, each Common Unit of Guardian Pharmacy, LLC was converted into (i) one share of the Company’s Class B common stock, par value $0.001 per share (“Class B common stock”) and (ii) the right to receive $1.02 in cash per share, without interest (collectively, the “Merger Consideration”). In the merger, 54,094,232 shares of Class B common stock were issued in exchange for Common Units of Guardian Pharmacy, LLC. In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, such issued shares of Class B common stock will automatically convert on a one-for-one
basis into shares of the Company’s Class A common stock, par value $0.001 per share (“Class A common stock”), with 25% of such holder’s shares of Class B common stock converting into shares of Class A common stock on each of the following dates: (i) March 28, 2025; (ii) September 27, 2025; (iii) March 28, 2026; and (iv) September 27, 2026. The Merger Consideration was $55,176 and was paid using the proceeds from the IPO.

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
Non-Converted
Subsidiaries.
As a result of the Corporate Reorganization, the Company recorded deferred tax assets and liabilities attributable to the business of Guardian Pharmacy, LLC. In addition, the Company received tax basis for the $55,176 in cash payments related to the Merger Consideration, which are amortizable for tax purposes. To reflect this new taxability at the corporate level and the tax step-up,
the Company recorded an incremental net deferred tax asset through additional paid-in
capital of $5,973 at the time of the Corporate Reorganization. See Note 14
Income Taxes
for further discussion.
Initial Public Offering
On September 27, 2024, the Company consummated its IPO of 8,000,000 shares of its Class A common stock, as described in the Company’s final prospectus dated September 25, 2024, filed with the Securities and Exchange Commission (“SEC”) on September 26, 2024, pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Also on September 27, 2024, the underwriters for the IPO exercised in full their option to purchase an additional 1,200,000 shares of Class A common stock. The 9,200,000 shares were issued at a public offering price of $14.00 per share, resulting in net proceeds to the Company of $119,784, after deducting underwriting discounts of $9,016. In addition to the underwriting discounts, the Company incurred $13,022 of offering costs, which were recorded to additional paid-in
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
Follow-On
Offering
In May 2025, the Company completed an underwritten
follow-on
public offering of 1,440,447 shares of Class A common stock at an offering price of $21.00 per share (the “Q2 2025 Offering”). We used all of the proceeds, net of underwriting discounts of $1,210, from the Q2 2025 Offering to purchase 1,440,447 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The 1,440,447 shares of Class A common stock purchased by the Company were cancelled, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.

7
3

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

As part of the Q2 2025 Offering, certain selling stockholders, consisting of the Company’s founders (the “Guardian Founders”), sold 7,184,553 shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling stockholders in the Q2 2025 Offering.
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
Fair Value
The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

•	Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

7
4

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

•
Level 2—Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

•
Level 3—Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs that market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.
The following table summarizes the valuation of liabilities measured at fair value on a recurring basis on the Company’s Consolidated Balance Sheets:

	Level 1	Level 2	Level 3
December 31, 2024
Liabilities:
Contingent consideration obligations (1)	$—	$—	$2,700

Fair value of financial instruments	$—	$—	$2,700

	Level 1	Level 2	Level 3
December 31, 2025
Liabilities:
Contingent consideration obligations (1)	$—	$—	$3,220

Fair value of financial instruments	$—	$—	$3,220

(1)
The fair value measurement of the contingent consideration obligations arising from acquisitions is based upon Level 3 unobservable inputs including, in part, the estimate of future cash flows based upon the likelihood of achieving the various criteria triggering the payment of the obligations. The fair values of the liabilities associated with contingent consideration obligations were derived using the income approach with unobservable inputs, which included future earnings forecasts for which there is no market data. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the years ended December 31, 2024 and 2025, there were no material gains or losses related to liabilities classified as Level 3 as a result of fair value adjustments. Changes in the fair value of the contingent consideration obligations are recorded within Selling, general and administrative expenses.

The following table provides a reconciliation of the activity for the Level 3 contingent consideration fair value measurements during the years ended December 31, 2024 and 2025:

Balance at December 31, 2023	$—
Contingent consideration obligations	2,700

Balance at December 31, 2024	2,700

Contingent consideration obligations	2,720
Payments	(2,200)

Balance at December 31, 2025	$3,220

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
Accounts Receivable
Accounts receivable consists primarily of amounts due from third parties (e.g., pharmacy benefit managers, insurance companies, governmental agencies, and long-term care facilities) and private pay customers. Accounts receivable are stated at cost less an allowance for credit losses, the net of which approximates fair value.
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
When establishing this allowance for credit losses, the Company considers such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable, current and expected economic conditions, and other relevant factors. The allowance for credit losses is regularly reviewed for appropriateness. Judgment is used to assess the collectability of account balances and the economic ability of customers to pay. At the time a balance is definitively deemed to be uncollectible, the balance is written off against the allowance for credit losses. The charges recorded for credit losses is reported within Selling, general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2024 and 2025, the allowance for credit losses was $8,868 and $8,712, respectively.
The table below outlines the activity for the allowance for credit losses for the years ended December 31, 2024 and 2025:

Balance at December 31, 2023	$6,171
Additions	8,388
Deductions	(5,691)

Balance at December 31, 2024	8,868
Additions	6,303
Deductions	(6,459)

Balance at December 31, 2025	$8,712

Rebates
The Company receives rebates, discounts, and other price concessions relating to purchases from its suppliers and vendors. The Company estimates rebates earned and the associated receivable from pharmaceutical wholesalers and manufacturers, group purchasing organizations (“GPOs”) and vendors, based on estimates of the

7
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
first-out
method) or net realizable value.
Physical inventory counts are taken quarterly and used to record the inventory balances on hand to ensure the amounts reflected in the accompanying Consolidated Financial Statements are properly stated. Costs include the purchase price of pharmaceuticals, which is reduced for rebates earned associated with inventory remaining at the end of each period, and overhead. There is no significant obsolescence reserve recorded since the Company has not experienced (nor does it expect to experience) significant levels of inventory obsolescence write-offs due to the ability to return unused drugs to its suppliers and vendors for credit.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation. See Note 4
Property and Equipment
for more information.
Leases
In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standard Codification (“ASC”), 842—Leases (“ASC 842”), the Company has applied the practical expedient to account for the lease and non-lease
components as a single lease component for all leases. The Company also made an accounting policy election to not recognize right-of-use
(‘”ROU”) assets and liabilities for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised.
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
Leases that transfer substantially all the benefits and risks of ownership of property to the Company or otherwise meet the criteria for capitalization are accounted for as finance leases. To reflect their purchase and financing, assets acquired under finance leases are recorded on the Consolidated Balance Sheets as Property and equipment, and amounts due under finance leases are recorded as Other Liabilities, Current and Long-Term. Depreciation of assets recorded under finance leases is provided on a straight-line basis over the period of their estimated useful lives (or lease term if shorter) and is reported on the Consolidated Statements of Operations within either Cost of goods sold or Selling, general and administrative expense as determined by the nature of the asset. See Note 6
Lease Obligations
for more information.

7
7

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
The Company groups and evaluates long-lived assets for impairment at the lowest level at which individual cash flows can be identified whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted and without interest charges). If the estimated undiscounted future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s fair value. If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s fair value. The Company concluded there was no impairment of long-lived assets during the years ended December 31, 2024 or 2025.
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
No impairment of goodwill resulted from the Company’s annual impairment testing in 2024 or 2025. See Note 5
Goodwill and Intangible Assets
for more information.
Intangible Assets
The Company’s intangible assets with definite lives primarily include customer lists and trademarks. Intangible assets are stated at their acquired fair value less accumulated amortization. These assets are amortized over periods ranging from five to twenty years using a straight-line method, which approximates the period over which expected future cash flows are derived. The Company considers the period of expected cash flows and underlying data to be the best estimate in measuring fair value when determining their useful lives.
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

7
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
Loss Contingencies
The Company may become involved in legal proceedings and other matters that may result in loss contingencies. A liability is established for such matters when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Liabilities for loss contingencies are recorded within Other current liabilities and Other liabilities on the Company’s Consolidated Balance Sheets. See Note 9
Commitments and Contingencies
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
A significant portion of the Company’s revenues from sales of pharmaceutical and medical products is subject to reimbursement by federal Medicare (i.e., Part A, B, D) programs and state Medicaid programs. The total net sales reported on the Company’s Consolidated Financial Statements are recorded at the amount expected to be ultimately received from these payors, net of a reserve for customer returns based on historical return data. Billing functions for a portion of the Company’s revenue systems are largely computerized, submitting
claims for online adjudication electronically, with simultaneous feedback of the amount expected to be received at the time of sale to determine and record net revenues.
Patient
co-payments
are billed to the patient as part of the Company’s normal billing procedures. Additionally, the Company bills certain long-term care facilities for the sale of pharmaceuticals. These billings are subject to the Company’s normal accounts receivable collections procedures. No disaggregation of revenue is necessary as the impact of economic factors is comparable due to the similarity in the types of goods and services provided for the long-term care facilities or residents served.
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

7
9

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Credit risk on accounts receivable is generally diversified due to the number of entities comprising the customer base. The Company generally does not require collateral from its customers in connection with the extension of credit in the form of accounts receivable balances. Management regularly reviews the allowances for credit losses for appropriateness. For the years ended December 31, 2024 and 2025, no single customer accounted for 10% or more of the Company’s revenues.
Delivery Expenses
The Company incurred expenses totaling $40,716, and $47,334 for the years ended December 31, 2024 and 2025
,
respectively, to deliver products sold to its customers. Delivery expenses are reported within Cost of goods sold on the Consolidated Statements of Operations.
Advertising and Marketing Expenses
The Company incurred advertising and marketing expenses totaling $3,502, and $3,895 for the years ended December 31, 2024 and 2025
,
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
basis pursuant to the
two-year
conversion schedule set forth in our certificate of incorporation. We refer to the date of issuance of the relevant shares of Class B common stock as the “Class B Issuance Date.” With respect to each holder being issued shares of Class B common stock on the Class B Issuance Date, 25% of such holder’s shares of Class B common stock will convert into shares of Class A common stock on each of the following dates: (i) on the 182 nd
day following the Class B Issuance Date (the “First Conversion Date”); (ii) on the
one-year
anniversary of the Class B Issuance Date; (iii) on the
one-year
anniversary of the First Conversion Date; and (iv) on the
two-year
anniversary of the Class B Issuance Date.
If the conversion of any shares of Class B common stock would result in the conversion of any fractional share, the number of shares so converted will be rounded down to the nearest whole number. Notwithstanding the

8
1

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
Members’ Equity (all numbers presented as whole numbers)
Prior to the Corporate Reorganization, Guardian Pharmacy, LLC had two classes of members: preferred and common. Generally, 1.0 preferred unit was issued for each $1,000 of capital contributed prior to March 1, 2007, and 0.8338 preferred units were issued for each $1,000 of capital contributed from March 1, 2007 to February 28, 2011. Subsequent to February 28, 2011, 0.5087 preferred units were issued for each $1,000 contributed. In addition, preferred unit holders were entitled to a preferred return of 6% annually on their unrecovered capital balance. As of December 31, 2024, there was no unrecovered capital or unpaid preferred return outstanding.
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
In determining the Company’s tax expense for financial reporting purposes, the Company establishes a reserve when there are transactions, calculations and tax filing positions for which the tax determination is uncertain and it is more likely than not that such positions would not be sustained upon examination. The Company’s policy is to recognize potential interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2025, no liability for uncertain tax positions was required. See Note 14
Income Taxes
for additional disclosures regarding income taxes.
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

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

New Accounting Pronouncements
The following table provides a description of recent accounting pronouncements that are applicable to the Company’s Consolidated Financial Statements:

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption
2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU
2023-07
	requires companies to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and are included within each reported measure of segment operating results. The standard also requires companies to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The standard requires retrospective application	January 1, 2024 for annual disclosures. January 1, 2025 for interim disclosures.	The Company adopted the standard on January 1, 2024. See Note 12 Segments for new disclosures.

8
3

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption to all prior periods presented.

2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU
2023-09
	enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction.	January 1, 2025 for annual disclosures.	The Company adopted the standard on January 1, 2025. See Note 14 Income Taxes for new disclosures.

2024-01, Scope Application of Profits Interest and Similar Awards	ASU 2024-01 clarifies the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718 - Compensation - Stock Compensation.	January 1, 2025 for annual and interim disclosures	The Company adopted the standard as of January 1, 2025, with no material impact on the Consolidated Financial Statements.

2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	ASU
2024-03
	requires Public Business Entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered “relevant.”	January 1, 2027 for annual disclosures; January 1, 2028 for interim disclosures	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the incremental disaggregated expense information that will be required to be disclosed.

2025-03, Business Combinations (Topic 805) and Consolidation	ASU 2025-03 revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the	January 1, 2027 for annual disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the new standard.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption
(Topic 810):Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	legal acquiree is a variable interest entity (VIE). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not.

2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	ASU
2025-05
amends ASC
326-202
	to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606.	January 1, 2026 for annual and interim disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2026, and expects for it to have no material impact on the financial statements.

2025-04, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer	ASU
2025-04
	clarifies the guidance in both ASC 606 and ASC 718 on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. The ASU is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer.	January 1, 2027 for annual disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the new standard.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the unaudited interim Consolidated Financial Statements upon adoption
2025-06— Intangibles— Goodwill and Other—Internal- Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40.	January 1, 2028 for annual and interim disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2028. The Company is currently evaluating the impact of the new standard.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

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
2025 Acquisitions
During the year ended December 31, 2025, the Company completed acquisitions of various pharmacy operations (the “2025 Acquisitions”).
Total consideration for the 2025 Acquisitions included $13,725 of cash, $125 of
deferred inventory payments, 24,075 shares of Class B common stock with a fair value of $441, and contingent earnout payments of up to $2,600 if certain revenue and earnings targets are achieved by certain acquired entities during the first full four quarters subsequent to the acquisition date. The fair value of the shares of Class B common stock issued was determined based on the closing share price of the Company’s Class A common stock on the acquisition date, discounted for a lack of registration, as the Class B common stock remains unregistered. The fair value of the contingent consideration arrangements at the acquisition dates and at December 31, 2025 was $2,600. The total preliminary purchase consideration for the 2025 Acquisitions was $16,891.
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
The 2025 Acquisitions were treated as purchase
s
in accordance with ASC 805, Business Combinations, which requires recognition of the estimated fair values of assets acquired and liabilities assumed in a transaction. Our recognition of the assets acquired and liabilities assumed was based on management’s judgment after evaluating

8
6

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

several factors, including a valuation assessment. There were no material measurement period adjustments recognized in periods subsequent to the 2025 Acquisitions.
The recognition of the assets and liabilities of the 2025 Acquisitions as of December 31, 2025 is as follows:

(in thousands)	Fair Value
Total purchase consideration	$16,891
Net assets acquired:
Inventory	1,891
Other assets	4,362
Intangible Assets	6,876
Other liabilities	(3,076)
Non-controlling interest equity	(3,609)

Net assets acquired	6,444

Goodwill	$10,447

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the 2025 Acquisitions. Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the long-term care pharmacy industry, the assembled workforce acquired, expected revenue synergies, as well as operating efficiencies and cost savings. Of the $10,447 of goodwill recorded related to the 2025 Acquisitions, $8,136 is expected to be deductible for tax purposes.
Intangible assets are comprised of customer lists and trademarks. The fair values for the customer lists and trademarks were $6,586 and $290, respectively. The weighted average useful lives for the customer lists and trademarks were 10 years and 5 years, respectively.
Consolidated Results of Operations
The results of operations for the 2025 Acquisitions have been included in the consolidated financial statements since the dates of acquisition. During the year ended December 31, 2025, the Company’s consolidated statements of operations included $40,146 of revenue associated with the 2025 Acquisitions. Net income associated with the 2025 Acquisitions is not material to the consolidated financial statements.
The comparable prior period results of operations associated with the 2025 Acquisitions are not material to the consolidated financial statements, and as such, supplemental pro forma financial information is not presented.
2024 Acquisitions
In 2024, the Company completed acquisitions of various pharmacy operations (the “2024 Acquisitions”). Total consideration for the 2024 Acquisitions included cash of $14,710, and contingent earnout payments of up to $2,700 if certain revenue and earnings targets are achieved by certain acquired entities during the two-year
period subsequent to the respective acquisition dates. The fair value of the contingent consideration arrangement at the acquisition dates and as of December 31, 2024 was $2,700, and at December 31, 2025 was $500. During the year ended December 31, 2025, we made payments totaling $2,200 to settle a portion of the contingent consideration. The total purchase consideration for the 2024 Acquisitions was $17,410.

8
7

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
Property and equipment are depreciated on a straight-line basis over the period of their estimated useful lives. As of December 31, 2025, the estimated useful lives of the Company’s assets are as follows:

Pharmacy and lab equipment	5 - 7 years
Automobiles	3 years
Computer equipment and software	3 years
Leasehold improvements	Lesser of useful life or lease term
Furniture, fixtures, and office equipment	5 years
Property and equipment as of December 31, consisted of the following:

	2024	2025
Pharmacy and lab equipment	$68,635	$76,489
Automobiles	18,855	19,511
Computer equipment and software	15,087	16,207
Leasehold improvements	17,345	22,390
Furniture, fixtures, and office equipment	7,941	8,770

	127,863	143,367
Less accumulated depreciation	(77,980)	(87,845)

Total property and equipment, net	$49,883	$55,522

Depreciation expense for the years ended December 31, 2024 and 2025 was $16,470 and $18,677 respectively. Depreciation of assets is reported on the Consolidated Statements of Operations as either Cost of goods sold or Selling, general and administrative expense, as determined by the nature of the asset. Depreciation expense reported in Cost of goods sold for the years ended December 31, 2024 and 2025 was $7,060 and $8,001, respectively. Depreciation expense reported in Selling, general and administrative expense for the years ended December 31, 2024 and 2025 was $9,410 and $10,676, respectively.

5.	Goodwill and Intangible Assets
The Company assesses the value of its goodwill at the reporting unit level under either a qualitative or quantitative approach. When applying a qualitative approach, the Company assesses the likelihood of goodwill impairment to assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. On October 1, 2025, the Company performed its annual impairment assessment, under a qualitative approach, and as a result no impairment was recognized in the current period as a result of the Company’s assessment. Further, no significant events or conditions occurred during the quarter ended December 31, 2025 that would have affected the conclusions of the Company’s annual assessment.
A summary of the change in the carrying amount of goodwill for the year ended December 31, 2025 is as follows:

Balance at December 31, 2024	$69,296
Acquisitions	10,447

Balance at December 31, 2025	$79,743

8
9

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Intangible assets consist primarily of customer lists and trademarks related to the businesses acquired. Customer lists, trademarks and other intangible assets are amortized on a straight-line basis, which approximates the expected future cash flows, over the period of their estimated useful lives as follows:

Customer lists	9 to 10 years
Trademarks and other intangible assets	5 to 20 years
The carrying amount and accumulated amortization of the customer lists, trademarks and other intangible assets as of December 31 are as follows:

	2024			2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer lists	$47,953	$(34,889)	$13,064	$54,883	$(38,156)	$16,727
Trademarks and other intangible assets	7,731	(5,883)	1,848	8,021	(6,273)	1,748

Total intangible assets	$55,684	$(40,772)	$14,912	$62,904	$(44,429)	$18,475

Amortization expense related to finite-lived intangible assets for the years ended December 31, 2024 and 2025 was $3,302 and $3,658, respectively.
The estimated amortization expense for the next five years ending December 31 and thereafter is as follows:

2026	$2,807
2027	2,059
2028	1,665
2029	1,545
2030	1,452
Thereafter	8,947

Total	$18,475

6.	Lease Obligations
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

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Lease Position
The following table summarizes the lease-related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31:

		December 31,
Assets	Balance Sheet Location	2024	2025
Operating lease assets	Operating lease right-of-use assets	$29,079	$34,649
Finance lease asset s	Property and equipment, net	6,870	7,221

Total lease assets		$35,949	$41,870

Liabilities
Current
Operating lease liabilities	Operating leases, current portion	$6,836	$7,150
Finance lease liabilitie s	Other current liabilities	3,783	3,880
Noncurrent
Operating lease liabilities	Operating leases, net of current portion	23,297	29,992
Finance lease liabilitie s	Other liabilities	3,416	3,702

Total lease liabilities		$37,332	$44,724

Weighted-average remaining lease term
Operating leases		4.8 years	4.8 years
Finance leases		2.3 years	2.2 years
Weighted-average discount rate
Operating leases		5.51%	5.67%
Finance leases		6.02%	5.75%
Lease Costs
The following tables summarize the lease-related costs for finance and operating leases for the years ended December 31:

	2024	2025
Finance lease cost
Amortization of leased assets	$4,212	$4,367
Interest on lease liabilities	498	569
Operating lease cost	8,405	9,348
Short-term lease cost	233	129
Variable lease cost	2,092	2,520

Total lease cost	$15,440	$16,933

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Other Information

	Year Ended December 31, 2024	Year Ended December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$10,634	$11,848
Operating cash flows for finance leases	$442	$557
Financing cash flows for finance leases	$4,481	$4,483
Changes in the balance of the operating lease ROU asset and operating lease liability are recorded on a net basis within Other, as adjustments to net income on the operating activities section of the Consolidated Statements of Cash Flows.
Non-cash
operating lease ROU assets obtained in exchange for operating lease liabilities were $7,489 and $13,240 during the years ended December 31, 2024 and 2025, respectively.
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the December 31, 2025 Consolidated Balance Sheet.

	Operating Leases	Finance Leases
2026	$8,963	$4,201
2027	9,220	2,690
2028	8,498	1,041
2029	7,691	138
2030	5,127	—
Thereafter	3,288	—

Total lease payments	42,787	8,070
Less: amount of lease payments representing interest	(5,645)	(488)

Present value of future lease payments	37,142	7,582
Less: current obligations under leases	(7,150)	(3,880)

Long-term lease obligations	$29,992	$3,702

7.	Debt Arrangements
Line of credit
On May 13, 2024, the Company entered into the Sixth Amendment to Third Amended and Restated Loan and Security Agreement (the “Amendment”)to the existing credit facility (“Credit Facility”). The amendment extended the line of credit termination date from April 23, 2025 to April 23, 2027. The line of credit now bears an interest rate equal to the one-month
Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The total amount available under

9
2

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

the line of credit as of December 31, 2025 is $40,000. We had no amounts outstanding under the line of credit as of December 31, 2024 and 2025.
Term loan
Additionally, the Amendment added a new term loan of $15,000 to the Credit Facility and extended the maturity date of the existing and new term loan (collectively referred to as the “Term Loan”) to April 23, 2027. The interest rate of the Term Loan acc
r
ued
interest
 at a
rate equal to the
one-month
SOFR plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. Prior to the payoff discussed below, the Term Loan was payable in quarterly installments of $1,375 through March 31, 2027, with the remaining balance of the term loan due in a final lump sum payment at maturity on April 23, 2027. On December 9, 2024, the Term Loan was paid off in full, with no future payment obligations. We had no amounts outstanding under the term Term Loan as of December 31, 2024 and 2025.

8.	Retirement Plan
The Company sponsors a 401(k) plan for eligible employees. All full-time employees are eligible to participate in the plan as of the first of the month following thirty days of employment with employer contributions vesting after two years of employment. The maximum matching percentage for the years ended December 31, 2024 and 2025, was 3.5% of participant contributions. The Company made matching contributions for the years ended December 31, 2024 and 2025 in the amount of $5,075 and $6,061, respectively. These contributions are recorded to selling, general, and administrative expenses or cost of goods sold on the consolidated statements of operations, dependent on the nature of each employee’s responsibilities.

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
Legal expenses include attorneys’ fees, litigation expenses and settlements. For the years ended December 31, 2024 and 2025, the Company recorded legal expenses totaling $5,084 and $6,333, respectively.

10.	Basic and Diluted Loss Per Share
Basic earnings per share of Class A common stock and Class B common stock is computed by dividing net income attributable to Guardian Pharmacy Services, Inc. by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. The Class A common stock and Class B common stock are identical in their rights and privileges, except that shares of Class B common stock are subject to transfer restrictions prior to their conversion into shares of Class A common stock. Therefore, the basic earnings per share for Class A common stock and Class B common stock will be equal. Diluted earnings per share of Class A common stock and Class B common stock is computed by dividing net income attributable to Guardian Pharmacy Services, Inc. by the weighted-average number of shares of Class A common stock and Class B common stock outstanding, adjusted to give effect to potentially dilutive elements.
The Company analyzed the calculation of earnings per unit, related to units of Guardian Pharmacy, LLC, for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of

9
3

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

these consolidated financial statements. Further, the Company had no operations prior to the Corporate Reorganization and the number of shares issued prior to the Corporate Reorganization was 100, which we have determined is not meaningful. Therefore, the basic and diluted earnings per share calculations for the year ended December 31, 2024 represent the post IPO period from September 27, 2024 to December 31, 2024 only.
The following table sets forth (in thousands) the computation of net income (loss) attributable to the Company used to compute basic net income (loss) per share of Class A common stock and Class B common stock for the years ended December 31, 202
4
and 2025.

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2025
Numerator:
Net income (loss)	$(71,033)	$48,958
Less: Net income attributable to Guardian Pharmacy, LLC prior to the Corporate Reorganization	22,760	—
Less: Net income attributable to noncontrolling interests	16,254	(261)

Net income (loss) attributable to Guardian Pharmacy Services, Inc.	$(110,047)	$49,219

The following table sets forth the computation of basic and diluted net income per share of Class A common stock and Class B common stock (in thousands, except share amounts, and per share amounts):

	Year Ended December 31, 2024		Year Ended December 31, 2025
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to Guardian Pharmacy Inc.	$(16,261)	$(93,786)	$18,099	$31,120
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	9,162,500	52,843,311	22,941,398	39,444,855

Basic net income (loss) per share attributable to common stockholders	$(1.77)	$(1.77)	$0.79	$0.79

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to Guardian Pharmacy Inc.	$(16,261)	$(93,786)	$18,099	$31,120

9
4

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

	Year Ended December 31, 2024		Year Ended December 31, 2025
	Class A	Class B	Class A	Class B
Denominator:
Number of shares used in basic computation	9,162,500	52,843,311	22,941,398	39,444,855
Dilutive Restricted Stock Units and Class A and B Common Stock	—	—	334,956	575,914

Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income (loss) per share	9,162,500	52,843,311	23,276,354	40,020,769

Diluted net income (loss) per share attributable to common stockholders	$(1.77)	$(1.77)	$0.78	$0.78

The following
 potentially dilutive shares for the year ended December 31, 2024 were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive. There were no
anti-dilutive shares in the year ended December 31, 2025.

	Year Ended December, 31 2024
	Class A	Class B
Anti-dilutive unvested Restricted Stock Units and Class B Common Stock	99,892	576,113

Total anti-dilutive securities	99,892	576,113

11.	Share-based Compensation
Prior to the Corporate Reorganization and IPO, share-based compensation expense primarily related to awards in the form of Restricted Interest Units. These cash-settled awards were recorded as liabilities until payout was made or the award was forfeited. These units vested in their entirety on the third anniversary of their grant date. Vesting was subject to continued service. Compensation costs were recognized ratably over the vesting period based upon the value of the awards as of period end.
The value of these awards was remeasured and reported as Share-based compensation liability on the accompanying Consolidated Balance Sheets at the end of each reporting period based on the change in calculated value of the shares pursuant to the prescribed calculation contained in the Restricted Interest Purchase Agreements. The primary inputs used to value the awards were the volume and accumulated vesting status of the issued awards and the historical adjusted earnings of the Company (inclusive of share-based compensation expense (income), outstanding capital and debt obligations of the Company as of the measurement date). The liability and corresponding expense were adjusted accordingly until the awards are settled. Vested Restricted Interest Units are typically repurchased by the Company upon termination of employment at the calculated value.
Prior to the Corporate Reorganization, for the year ended December 31, 2024, the Company recorded $5,673 of share-based compensation expense, related to the Restricted Interest Units.

9
5

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Restricted Interest Units Conversion
In connection with the Corporate Reorganization and IPO, Restricted Interest Unit awards associated with the Converted Subsidiaries and Guardian Pharmacy, LLC were converted to Common Units of Guardian Pharmacy, LLC, with the Common Units in Guardian Pharmacy, LLC then being converted into 12,321,282 shares of Class B common stock of the Company, some of which are subject to additional service vesting requirements (see Note 1
Organization and Background
above for further discussion of the Corporate Reorganization and IPO). This conversion of Restricted Interest Units was treated as a modification, and as a result, the Company recognized $125,741 of incremental share-based compensation expense during the year ended December 31, 2024, attributable to the increased fair value of the vested units.
As the modified Restricted Interest Units were ultimately converted into Class B common stock of the Company, the fair value of the awards was calculated based on the fair value of Class A common stock issued in the IPO, discounted for a lack of registration, as the Class B common stock is unregistered.
The discount was determined using the Finnerty Model using the following assumptions:

Year ended December
31, 2024
Volatility	60.0%
Expected life (in months)	6.0
Risk-free rate	4.3%
Price per unit	$14.00
We estimated the future stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life. The estimated life was based on the assumed period of time required should the Company choose to register the Class B common stock. The risk-free rate is based on the rate for a U.S. government security with the same estimated life. The Class B common stock issued in connection with the Corporate Reorganization and IPO will convert to Class A common stock over a period of two years following the date of issuance, which was the closing date of the IPO, and as such, the price per unit is based on the IPO price of Class A common stock of $14.00.
Certain Class B common stock issued as incentive awards converted to unvested Class A common stock as part of the Class B common stock conversion to Class A common stock discussed in
Note 1 Organization and Background
. Class A common stock and Class B common stock issued as incentive awards, activity is as follows during the periods indicated.

	Class A Common Stock and B Common Stock	Weighted Average Grant Date Fair Value
Unvested at September 27, 2024	—	$—
Granted	12,321,282	$12.67
Vested	(11,070,502)	$12.60
Forfeited	(7,074)	$13.30

Unvested at December 31, 2024	1,243,706	$13.30
Vested	(1,242,394)	$13.30
Forfeited	(1,312)	$13.30

Unvested at December 31, 2025	—

9
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
2025 Long-Term Incentive Program Awards
On February 5, 2025, the Compensation Committee of the Company’s Board of Directors approved the Company’s 2025 long-term incentive program (“2025 LTIP”), consisting of restricted stock unit awards covered by Class A common stock made available under approval of the 2024 Plan.
Restricted Stock Units (“RSU”) Awards
During the years ended December 31, 2024 and 2025, the Company granted RSU awards to certain board members, executives and management employees. The stock price used to determine the award value was the closing price on the grant date of the award. These awards cliff vest after a defined time period subsequent to the grant date of each award, and upon vesting are settled in shares of Class A common stock.
Restricted Stock Unit activity was as follows during the periods indicated:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at September 27, 2024	—	$—
Granted	10,713	$14.00
Forfeited	—	$—

Unvested at December 31, 2024	10,713	$14.00

Granted	637,181	$19.98
Vested	(10,713)	$14.00
Forfeited	(14,173)	$19.75

Unvested at December 31, 2025	623,008	$19.99

9
7

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Share-based Compensation Expense
Share-based compensation expense is recorded to selling, general, and administrative expenses in the consolidated statement of operations. For the years ended December 31, 2024 and 2025, the Company recorded $131,490 and $
13,850
of share-based compensation expense, respectively.

	Year Ended December 31,
	2024	2025
Pre-IPO awards	$5,673	$—
Restricted Interest Unit Conversion Awards Issued in Connection with IPO	122,244	—
Unvested Class A and B common stock	3,498	10,036
Restricted stock units	75	3,814

Total share-based compensation expense (income)	$131,490	$13,850

As of December 31, 2025, unamortized share-based compensation costs related to each share-based incentive award described above is as follows (in thousands, except for the remaining service period):

	Amount	Weighted Average Remaining Service Period (years)
Restricted stock units	8,714	2.1

Total unamortized share-based compensation cost	$8,714

The Company accounts for forfeitures as they occur for each share-based incentive award above.

12.	Segments
General Information
The Company has a
single
operating segment, which was determined based on the chief operating decision maker (“CODM”), which is our Chief Executive Officer, assessing performance and allocating resources on a consolidated basis.
The operating segment derives its revenues primarily through sales of pharmaceutical and medical products. All long-lived assets were held in the United States as of December 31, 2024 and 2025. All revenues were generated in the United States during the years ended December 31, 2024 and 2025.
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

9
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
Reportable segment reconciliation
The following reconciliation presents operating segment revenue, net income (loss), and significant segment expenses:

	Operating Segment
	2024	2025
Revenue	$1,228,409	$1,448,685
Less:
Employee expenses (excluding share-based compensation expense)	268,621	309,600
Share-based compensation expense	131,490	13,850
Other segment items (1)	871,725	1,028,812
Depreciation and amortization	19,772	22,335
Interest expense	3,278	665
Income taxes	4,556	24,465

Segment net income (loss)	$(71,033)	$48,958

Reconciliation of net income (loss) to consolidated statements of operations
Adjustments and reconciling items	—	—

Consolidated net income (loss)	$(71,033)	$48,958

(1)
Other segment items included in operating segment net income include product expenses, legal expenses, rent and auto lease expenses, utilities expenses, maintenance expenses, and other overhead expenses.

13.	Related Party Transactions
The Company provides pharmaceutical related services to facilities owned or managed by certain Class B Common Stock stockholders and non-controlling
interest holders, which are considered to be related parties. Revenues attributed to these facilities was $23,256 and $
4,625
for the years ended December 31, 2024 and 2025, respectively.

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

9
9

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

The expense (benefit) for income taxes consists:

	Year Ended December 31,
	2024	2025
Current:
Federal	$2,970	$16,229
State	885	5,162

Total current tax	3,855	21,391

Deferred:
Federal	533	1,941
State	168	1,133

Total deferred tax	701	3,074

Provision for income taxes	$4,556	$24,465

The cash tax payments for the period (in thousands):

	Year Ended December 31,
	2024	2025
US Federal	$—	$16,880
US State and Local	—	4,661

Total income tax payments	$—	$21,541

*	No single state jurisdiction met the 5% disaggregation threshold during the year.
Reconciliation between the Company’s income tax expense and taxes computed at the federal statutory tax rate of 21.0% for calendar years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2024		2025
Tax at federal statutory rate	$(13,960)	21.0%	$15,419	21.0%
State taxes (net of federal benefit)*	828	(1.3)%	4,973	6.8%
Nontaxable or nondeductible items:
Partnership income (federal) not subject to tax to the Company	(8,307)	12.5%	55	0.1%
Nondeductible Compensation	26,406	(39.7)%	2,108	2.8%
Other			282	0.4%
Return-to-Provision Adjustments	(446)	0.7%	1,393	1.9%
Other Adjustments	35	(0.1)%	235	0.3%

Provision for income taxes	$4,556	(6.9)%	$24,465	33.3%

*	No single state jurisdiction met the 5% disaggregation threshold during the years presented.
*
For 2025, state taxes in Tennessee, Florida, Wisconsin, California, and Arizona made up the majority (greater than 50 percent) of the tax effect in this category for 2025. For 2024, state taxes in Florida, Wisconsin, Tennessee, Arizona,, California, and Minnesota made up the majority (greater than 50 percent) of the tax effect in this category.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

The Company’s effective tax rate for the year ended December 31, 2025, was 33.3%. The comparison of the Company’s effective tax rate to the U.S. statutory rate of 21% was primarily due to opening balance sheet adjustments and the $10,039 incremental share
-based compensation charge in connection with the Corporate Reorganization and IPO. These compensation costs are not deductible
for federal and state income taxes due to prior Section 83(b) elections.
The Company’s effective tax rate for the year ended December 31, 2024, was (6.9)%. The comparison of the Company’s effective tax rate to the U.S. statutory rate of 21% was primarily due to the $125,741 incremental share-based compensation charge in connection with the Corporate Reorganization and IPO (see Note 11—
Share-based Compensation
for further detail on the share-based compensation charge). These compensation costs are not deductible for federal and state income taxes due to prior Section 83(b) elections. Furthermore, before the Corporate Reorganization, the partnership income from Guardian Pharmacy, LLC and subsidiaries’
non-controlling
interest amounted to $39,115, which is not taxable to the Company.
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2025 were as follows (in thousands):

	December 31,
	2024	2025
Deferred tax assets
Amortization	$7,939	$5,482
Lease and rents	7,382	9,103
Insurance and bad debt reserves	3,366	3,262
Accrued expenses	733	2,161
Other	341	309

Total deferred tax assets	19,761	20,317

Valuation allowance for deferred tax assets	—	—

Deferred tax assets, net of valuation allowance	$19,761	$20,317

Deferred tax liabilities
Lease and rents	(7,139)	(8,274)
Depreciation	(6,609)	(8,529)
Other	(741)	(1,315)

Net deferred tax assets	$5,272	$2,199

As of December 31, 2025 and 2024, the Company had net deferred tax assets of $2,199 and $5,272, respectively. The decrease is largely attributable to bonus depreciation and goodwill amortization.
As of December 31, 2025 and 2024, the Company concluded, based on all positive and negative evidence that it is more likely than not that all deferred tax assets will be utilized.
As of December 31, 2025 and 2024, the Company did not have any federal or state net operating loss carryforwards.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except for share and per share amounts)

Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. No uncertain tax positions existed as of December 31, 2025.
Guardian Pharmacy Services, Inc. and its subsidiaries’ federal tax returns for tax years ended December 31, 2024, have not been examined by the Internal Revenue Service (“IRS”) and remain open as of December 31, 2025. Guardian Pharmacy Services, Inc. and its subsidiaries’ are subject to ongoing state and local examinations for various periods. Activity related to these examinations did not have a material impact on the Company’s financial position or results of operations.

102

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
and
15d-15(e)
under the Exchange Act, as of December 31, 2025.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We completed acquisitions of various pharmacy operations (“2025 Acquisitions”) during the year ended December 31, 2025, and have included their results in our Consolidated Financial Statements as of and for the year ended December 31, 2025 (see Note 3
Acquisitions
within Item 8, Financial Statements for additional detail). As permitted by the Securities and Exchange Commission, Management excluded the 2025 Acquisitions operations from its assessment and conclusion of the effectiveness of its internal control over financial reporting

10
3

as of December 31, 2025. The 2025 Acquisitions represented approximately 7.8% of total assets as of December 31, 2025, and approximately 2.7% of revenues for the year ended December 31, 2025.
Based on this assessment, and excluding the internal control over financial reporting of the 2025 acquisitions described above, management concluded that as of December 31, 2025, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II., Item 8, Financial Statements, of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2025, there was no change in our internal control over financial reporting that has
materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

10
4

Item 9B. Other Information.
Rule
10b5-1
Plans
During the three months ended December 31, 2025, none of the Company’s directors and officers adopted, modified, or terminated
a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.
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

The remaining information required by this item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Ethics,” in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Proposal No. 4: Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm” in the 2026 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

See Part II, Item 8. for the index to financial statements.

(a)(2) Financial Statement Schedules:

All financial statements schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42284	3.1	09/30/2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42284	3.2	09/30/2024

4.1	Stockholders’ Agreement, dated as of September 25, 2024, by and among Guardian Pharmacy Services, Inc., Bindley Capital Partners I, LLC, Pharmacy Investors, LLC, Cardinal Equity Fund LP, Fred Burke, David Morris and Kendall Forbes.	8-K	001-42284	4.1	09/30/2024

4.2	Description of Registrant’s Securities.	10-K	001-42284	4.2	03/26/2025

10.1+	Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan.	S-1/A	333-274847	10.5	09/16/2024

10.2+	Employment Agreement by and between Guardian Pharmacy Services Management, LLC and Fred Burke.	8-K	001-42284	10.2	09/30/2024

10.3+	Employment Agreement by and between Guardian Pharmacy Services Management, LLC and David Morris.	8-K	001-42284	10.3	09/30/2024

10.4+	Employment Agreement by and between Guardian Pharmacy Services Management, LLC and Kendall Forbes.	8-K	001-42284	10.4	09/30/2024

10.5+	Form of Restricted Stock Unit Notice of Grant and Award Agreement (Directors) under the Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan.	10-Q	001-42284	10.5	11/12/2024

10.6	Third Amended and Restated Loan and Security Agreement, dated as of April 23, 2018, by and among Guardian Pharmacy, LLC, the subsidiary guarantors from time to time party thereto, Regions Bank as administrative agent and collateral agent, and the lenders from time to time party thereto.	S-1/A	333-274847	10.4(a)	09/16/2024

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

10.7	First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of December 3, 2019, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(b)	09/16/2024

10.8	Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 20, 2020, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(c)	09/16/2024

10.9	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of December 22, 2021, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(d)	09/16/2024

10.10	Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 22, 2022, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(e)	09/16/2024

10.11	Fifth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 13, 2023, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(f)	09/16/2024

10.12	Sixth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 13, 2024, by and among Guardian Pharmacy, LLC, the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	S-1/A	333-274847	10.4(g)	09/16/2024

10.13	Borrower Assignment, Assumption and Joinder Agreement, dated as of December 20, 2024, by and among Guardian Pharmacy, LLC, as assignor, Guardian Pharmacy Services, Inc., as assignee, the guarantors party thereto and Regions Bank, as Agent.	8-K	001-42284	10.1	12/20/2024

10.14	Seventh Amendment to Third Amended and Restated Loan and Security Agreement, dated as of December 20, 2024, by and among Guardian Pharmacy Services, Inc., the guarantors party thereto, the lenders party thereto, and Regions Bank as administrative agent and collateral agent.	10-K	001-42284	10.14	3/26/2025

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

10.15	Form of Stock Purchase Agreement, effective as of May 20, 2025.	8-K	001-42284	10.1	05/20/2025

10.16+	Form of Restricted Stock Unit Notice of Grant and Award Agreement (Employees) under the Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan.

19.1	Insider Trading Policy.	10-K	001-42284	19.1	03/26/2025

21.1	List of Subsidiaries of Guardian Pharmacy Services, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recoupment Policy.	10-K	001-42284	97.1	03/26/2025

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardian Pharmacy Services, Inc.

Date: March 11, 2026	By:	/s/ David Morris
David Morris Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred P. Burke Fred P. Burke	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2026

/s/ David K. Morris David K. Morris	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 11, 2026

/s/ John Ackerman John Ackerman	Director	March 11, 2026

/s/ William Bindley William Bindley	Director	March 11, 2026

/s/ Steve Cosler Steve Cosler	Director	March 11, 2026

/s/ Randall Lewis Randall Lewis	Director	March 11, 2026

/s/ Mary Sue Patchett Mary Sue Patchett	Director	March 11, 2026

/s/ Thomas Salentine, Jr. Thomas Salentine, Jr.	Director	March 11, 2026