Form 10-Q
period 2026-03-31
Guardian Pharmacy Services, Inc.
filed 2026-05-06
CIK 1802255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check m
ark
if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). Yes: ☐ No: ☒
As of May 1, 2026 there were issued and outstanding 49,781,181 shares of the registrant’s Class A common stock and 13,539,453 shares of the registrant’s Class B common stock.

GUARDIAN PHARMACY SERVICES, INC.

FORM 10-Q

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words such as “aims,” “anticipates,” “believes,” “contemplates,” “continues,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” “would,” and similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties, as well as certain additional risks that we face, refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results to differ materially from those suggested by forward-looking statements are:

•	our ability to effectively execute our business strategies, implement new initiatives and improve efficiency;

•	our ability to effectively market and sell, customer acceptance of, and competition for, our pharmaceutical and health care services in new and existing markets;

•	our relationships with pharmaceutical wholesalers and key manufacturers, long-term health care facilities (“LTCFs”) and health plan payors;

•	our ability to maintain and expand relationships with LTCF operators on favorable terms;

•	the impact of a national emergency, public health crisis, global pandemic or outbreak of infectious disease on our employees and business and on our supply chain and the LTCFs we serve;

•	continuing government and private efforts to lower pharmaceutical costs, including by capping the prices for certain drugs and limiting pharmacy reimbursements;

•	changes in, and our ability to comply with, healthcare and other applicable laws, regulations or interpretations;

•	further consolidation of managed care organizations and other health plan payors and changes in the terms of our agreements with these parties;

•	our ability to retain members of our senior management team, our local pharmacy management teams and our pharmacy professionals;

•	our exposure to, and the results of, claims, legal proceedings and governmental inquiries;

•	our ability to maintain the security and integrity of our operating and information technology systems and infrastructure (e.g., against cyber-attacks);

•	product liability, product recall, personal injury or other health and safety issues related to the pharmaceuticals we dispense;

•	the impact of supply chain and other manufacturing disruptions or trade policies related to the pharmaceuticals we dispense;

•

the sufficiency of our sources of liquidity and financial resources to fund our future operating expenses and capital expenditure requirements, and our ability to raise additional capital, if needed; and

•	the misuse or off-label use, or errors in the dispensing or administration, of the pharmaceuticals we dispense.

2

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

3

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GUARDIAN PHARMACY SERVI
C
ES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2025	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$65,619	$64,893
Accounts receivable, net	101,614	111,704
Inventories	43,359	47,159
Other current assets	11,042	11,428

Total current assets	221,634	235,184

Property and equipment, net	55,522	56,620
Intangible assets, net	18,475	17,482
Goodwill	79,743	79,743
Operating lease right-of-use assets	34,649	34,268
Deferred tax assets	2,199	2,199
Other assets	436	1,445

Total assets	$412,658	$426,941

Liabilities and equity
Current liabilities:
Accounts payable	$116,206	$108,552
Accrued compensation	15,048	12,790
Operating leases, current portion	7,150	7,220
Other current liabilities	22,299	31,981

Total current liabilities	160,703	160,543

Operating leases, net of current portion	29,992	29,665
Other liabilities	4,039	4,309

Total liabilities	$194,734	$194,517

Commitments and contingencies (see Note 5)

Equity:
Class A common stock - 700,000,000 shares authorized, par value $0.001; 36,253,744 and 49,781,181 shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively	36	50
Class B common stock - 100,000,000 shares authorized, par value $0.001; 27,066,890 and 13,539,453 shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively	27	13
Additional paid-in capital	139,353	141,190
Retained earnings	66,343	79,638
Non-controlling interests	12,165	11,533

Total equity	217,924	232,424

Total liabilities and equity	$412,658	$426,941

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
COND
EN
SED
CO
NSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2026
Revenues	$329,308	$336,595
Cost of goods sold	264,959	260,286

Gross profit	64,349	76,309

Selling, general, and administrative expenses	51,344	58,634

Operating income	13,005	17,675

Other expenses (income):
Interest expense	170	154
Other expense (income), net	(271)	(772)

Total other expenses (income)	(101)	(618)

Income before income taxes	13,106	18,293
Provision for income taxes	3,833	4,749

Net income	9,273	13,544

Less net income (loss) attributable to non-controlling interests	(175)	249

Net income attributable to Guardian Pharmacy Services, Inc.	$9,448	$13,295

Net income per share of Class A and Class B common stock 1
Basic	$0.15	$0.21
Diluted	$0.15	$0.21
Weighted-average Class A and Class B common shares outstanding
Basic	62,043	63,321
Diluted	62,914	63,692
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

1
See
Note 6 Basic and Diluted Net Income Per Share
for the number of shares used in the computation of net income per share of Class A and Class B common stock and the basis for the computation of net income per share.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share amounts)	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2025	36,253,744	27,066,890	$36	$27	$139,353	$66,343	$12,165	$217,924
Contributions	—	—	—	—	—	—	79	79
Distributions	—	—	—	—	—	—	(960)	(960)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	13,295	—	13,295
Net income attributable to non-controlling interest	—	—	—	—	—	—	249	249
Share-based compensation forfeitures	—	—	—	—	(47)	—	—	(47)
Share-based compensation expense	—	—	—	—	1,794	—	—	1,794
Conversion of Class B Common Stock to Class A Common Stock	13,527,437	(13,527,437)	14	(14)	—	—	—	—
Other					$90			$90

Balance, March 31, 2026	49,781,181	13,539,453	$50	$13	$141,190	$79,638	$11,533	$232,424

(In thousands, except share amounts)	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	9,200,000	54,087,158	$9	$54	$125,484	$17,124	$7,305	$149,976
Contributions	—	—	—	—	—	—	135	135
Distributions	—	—	—	—	—	—	(135)	(135)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,448	—	9,448
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(175)	(175)
Share-based compensation forfeitures	—	(516)	—	—	(1)	—	—	(1)
Share-based compensation expense	—	—	—	—	3,969	—	—	3,969
Conversion of Class B Common Stock to Class A Common Stock	13,519,946	(13,519,946)	14	(14)	—	—	—	—

Balance, March 31, 2025	22,719,946	40,566,696	$23	$40	$129,452	$26,572	$7,130	$163,217

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2025	2026
Operating activities
Net income	$9,273	$13,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,267	5,976
Share-based compensation expense	3,968	1,861
Provision for losses on accounts receivable	896	1,062
Other	(141)	(79)
Changes in operating assets and liabilities:
Accounts receivable	(1,007)	(11,129)
Inventories	(2,881)	(3,800)
Other current assets	(1,588)	(1,394)
Accounts payable	1,874	(7,797)
Accrued compensation	(3,953)	(2,258)
Other operating liabilities	5,842	10,076

Net cash provided by operating activities	17,550	6,062

Investing activities
Purchases of property and equipment	(5,805)	(5,019)
Proceeds from disposition of equipment	—	269
Other	260	—

Net cash used in investing activities	(5,545)	(4,750)

Financing activities
Proceeds from equity offering, net of underwriter fees	—	30,276
Repurchase of outstanding Class A common stock	—	(30,276)
Payments of equity offering costs	(1,534)	—
Principal payments on finance lease obligations	(1,132)	(1,117)
Contributions from non-controlling interests	135	79
Distributions to non-controlling interests	(135)	(960)
Other	—	(40)

Net cash used in financing activities	(2,666)	(2,038)

Net change in cash and cash equivalents	9,339	(726)
Cash and cash equivalents, beginning of period	4,660	65,619

Cash and cash equivalents, end of period	$13,999	$64,893

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$175	$150

Cash paid during the year for income taxes	$57	$2,381

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment through finance leases	$1,591	$1,187

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Guardian Pharmacy Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands, except for share and per share amounts)

1.	Organization and Background
Organization and Business
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
In September 2024, the Company completed a series of corporate reorganization transactions (the “Corporate Reorganization”) and consummated its initial public offering (“IPO”). See the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025, as filed with the SEC on March 11, 2026, for additional information regarding the Corporate Reorganization and IPO.
Conversion of Class B Common Stock to Class A Common Stock
In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, during the three months ended March 31, 2026, 13,527,437 shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.
Follow-On
Offering
In March 2026, the Company completed an underwritten
follow-on
public offering (the “Q1 2026 Offering”) of 1,020,000 shares of Class A common stock at an offering price of $31.00 per share. We used all of the proceeds, net of underwriting discounts of $1,344, from the Q1 2026 Offering to purchase 1,020,000 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The 1,020,000 shares of Class A common stock purchased by the Company were cancelled, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.
As part of the Q1 2026 Offering, certain selling stockholders, consisting of the Company’s founders, also sold 5,880,000 shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling stockholders in this offering.

2.	Summary of Significant Accounting Policies
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all controlled subsidiaries (collectively, the “Company”). All intercompany transactions and accounts have been eliminated. Results of operations of the Company’s controlled subsidiaries have been included from the date of acquisition.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. Certain footnote disclosures have been omitted that would substantially duplicate the disclosures in the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025, unless information contained in those disclosures materially changed or is required by U.S. GAAP to be included in interim financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2026 have been recorded. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or any other period. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025, as filed with the SEC on March 11, 2026.
New Accounting Pronouncements
The following table provides a description of recent accounting pronouncements that are applicable to the Company’s unaudited condensed consolidated financial statements:

New Accounting Standard Adopted

ASU Number and Name	Description	Date of Adoption	Effect on the unaudited Condensed Consolidated Financial Statements upon adoption
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
		January 1, 2026 for annual and interim disclosures.	The Company adopted the standard as of January 1, 2026, with no material impact on the Consolidated Financial Statements.

New Accounting Standards Not Yet Effective

ASU Number and Name	Description	Date of Adoption	Effect on the unaudited Condensed Consolidated Financial Statements upon adoption
2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
ASU
2024-03
requires Public Business Entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered “relevant.”
January 1, 2027 for annual disclosures; January 1, 2028 for interim disclosures.
The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the incremental disaggregated expense information that will be required to be disclosed.

2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
ASU
2025-03
revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not.
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

2025 Acquisitions
In 2025, the Company completed acquisitions of various pharmacy operations (the “2025 Acquisitions”). Total consideration for the 2025 Acquisitions included $13,725 of cash, $125 of deferred inventory payments, 24,075 shares of Class B common stock with a fair value of $441, and contingent earnout payments of up to $2,600 if certain revenue and earnings targets are achieved by certain acquired entities during the first full four quarters subsequent to the acquisition date. The fair value of the shares of Class B common stock issued was determined based on the closing share price of the Company’s Class A common stock on the acquisition date, discounted for a lack of registration, as the Class B common stock remains unregistered. The fair value of the contingent consideration arrangements at the acquisition dates, at December 31, 2025, and at March 31, 2026 was $2,600. The total purchase consideration for the 2025 Acquisitions was $16,891.
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
The 2025 Acquisitions were treated as purchases in accordance with ASC 805, Business Combinations, which requires recognition of the estimated fair values of assets acquired and liabilities assumed in a transaction. Our recognition of the assets acquired and liabilities assumed was based on management’s judgment after evaluating several factors, including a valuation assessment. There were no material measurement period adjustments recognized in periods subsequent to the 2025 Acquisitions.
The recognition of the assets and liabilities of the 2025 Ac quisi
tions as of December 31, 2025 is as follows:

(in thousands)	Fair Value
Total purchase consideration	$16,891
Net assets acquired:
Inventory	1,891
Other assets	4,362
Intangible Assets	6,876
Other liabilities	(3,076)
Non-controlling interest equity	(3,609)

Net assets acquired	6,444

Goodwill	$10,447

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the 2025 Acquisitions. Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the long-term care pharmacy industry, the assembled workforce acquired, and expected revenue synergies, as well as operating efficiencies and cost savings. Of the $10,447 of goodwill recorded related to the 2025 Acquisitions, $8,136 is expected to be deductible for tax purposes.
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
The following table summarizes
the v
aluation of liabilities measured at fair value on a recurring basis on the Company’s consolidated balance sheets:

	Level 1	Level 2	Level 3
December 31, 2025
Liabilities:
Contingent consideration payable	$—	$—	$3,220

Fair value of financial instruments	$—	$—	$3,220

	Level 1	Level 2	Level 3
March 31, 2026
Liabilities:
Contingent consideration payable	$—	$—	$3,220

Fair value of financial instruments	$—	$—	$3,220

The fair value measurement of the contingent consideration obligations arising from acquisitions is based upon Level 3 unobservable inputs including, in part, the estimate of future cash flows based upon the likelihood of achieving the various criteria triggering the payment of the obligations. The fair values of the liabilities associated with contingent consideration obligations were derived using the income approach with unobservable inputs, which included future earnings forecasts for which there is no market data. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the three months ended March 31, 2026, there were no material gains or losses related to liabilities classified as Level 3 as a result of fair value adjustments. Changes in the fair value of the contingent consideration obligations are recorded within Selling, general and administrative expenses.

The following table provides a reconciliation of the activity for the Level 3 contingent consideration fair value measurements during the three-month period ended March 31, 2026:

Balance at December 31, 2025	$3,220

Current year acquisitions	—
Fair value adjustments	—
Payments	—

Balance at March 31, 2026	$3,220

5.	Commitments and Contingencies
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
Legal expenses include attorneys’ fees, litigation expenses and settlements. The Company recorded legal expenses totaling $506 and $3,583 for the three months ended March 31, 2025 and 2026, respectively.
On April 21, 2026, the Company executed a final mutual release and settlement agreement related to a payor-reimbursement matter. As part of the settlement, the Company received an $8,500 cash payment. The impact of this settlement has not been included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2026.

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
The following table sets forth the computation of ne
t inc
ome attributable to the Company used to compute basic net income per share of Class A and Class B common stock for the three months ended March 31, 2025 and 2026.

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026
Numerator:
Net income	$9,273	$13,544
Less net income (loss) attributable to non-controlling interests	(175)	249

Net income attributable to Guardian Pharmacy Services, Inc.	$9,448	$13,295

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2026
	Class A	Class B	Class A	Class B
Basic net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$1,490	$7,958	$7,738	$5,557
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	9,787	52,256	36,855	26,466

Basic net income per share attributable to common stockholders	$0.15	$0.15	$0.21	$0.21

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$1,490	$7,958	$7,738	$5,557
Denominator:
Number of shares used in basic computation	9,787	52,256	36,855	26,466
Dilutive Restricted Stock Units and Class A and B Common Stock	137	733	216	155

Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income per share	9,924	52,989	37,071	26,621

Diluted net income per share attributable to common stockholders	$0.15	$0.15	$0.21	$0.21

There were no material anti-dilutive common share equivalents that were excluded in the computation of diluted net income per share during the three months ended March 31, 2025 and 2026.

7.	Share-based Compensation
2024 Equity and Incentive Compensation Plan
The Company adopted the Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) on September 27, 2024. The initial number of shares of our Class A common stock available for awards under the 2024 Plan (the “Overall Share Limit”) was 2,000,000 shares. The Overall Share Limit is automatically increased on the first day of each fiscal year, beginning in 2025 and ending in 2034, by an amount equal to the lesser of (a) 1% of the shares of our common stock (including both Class A common stock and Class B common stock) outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares as determined by our board of directors. In 2026, the Overall Share Limit was increased by 633,206 shares in accordance with such provision. Such shares may be shares of original issuance or treasury shares or a combination of the two.
2026 Long-Term Incentive Program Awards
On February 11, 2026, the Compensation Committee of the Company’s Board of Directors approved the Company’s 2026 long-term incentive program (the “2026 LTIP”), consisting of restricted stock unit awards (“RSUs”) and non-qualified
stock options (“Stock Options”), granted under the 2024 Plan.
RSU Awards
During the three months ended March 31, 2026, and under the 2026 LTIP, the Company granted RSU awards to certain executive and management employees of 421,746 units. These RSU awards cliff vest three years subsequent to the grant date of each award and upon vesting are settled in shares of Class A common stock.

Stock Options
During the three months ended March 31, 2026, and under the 2026 LTIP, the Company granted 525,000 Stock Options to certain executive and management employees. These Stock Option awards cliff vest three years subsequent to the grant date of each award, have a ten year term, and, if exercised, are settled in shares of Class A common stock.
Share-based compensation expense
Share-based compensation expense, recorded to selling, general, and administrative expenses in the consolidated statements of operations, was $3,968 and $1,861 during the three months ended March 31, 2025 and 2026, respectively.
As of March 31, 2026, unamortized share-based compensation costs related to share-based incentive awards is as follows (in thousands, except for the remaining service period):

	Amount	Weighted Average Remaining Service Period (years)
Restricted stock units	$21,232	2.5
Stock options	7,427	2.9

Total unamortized share-based compensation cost	$28,659

8. Segments
General Information
The Company has a
single
operating segment, which was determined based on the chief operating decision maker (“CODM”), which is our Chief Executive Officer, assessing performance and allocating resources on a consolidated basis.
The operating segment derives its revenues primarily through sales of pharmaceutical and medical products. All long-lived assets were held in the United States as of December 31, 2025 and March 31, 2026. All revenues were generated in the United States during the three months ended March 31, 2025 and 2026.
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
Reportable segment reconciliation
The following reconciliation presents operating segment revenue, net income, and significant segment expenses:

	Three Months Ended March 31,
	2025	2026
Revenue	$329,308	$336,595
Less:
Employee expenses (excluding share-based compensation expense)	72,380	81,019
Share-based compensation expense	3,968	1,861
Other segment items (1)	234,417	229,292
Depreciation and amortization	5,267	5,976
Interest expense	170	154
Income taxes	3,833	4,749

Segment net income	$9,273	$13,544

Reconciliation of net income to consolidated statements of operations
Adjustments and reconciling items	—	—
Consolidated net income	$9,273	$13,544

(1)
Other segment items included in operating segment net income include product expenses, legal expenses, rent and auto lease expenses, utilities expenses, maintenance expenses, and other overhead expenses.

9.	Income Taxes
The provision for income taxes is attributable to U.S federal and state income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate and includes the tax effect of items required to be recorded discretely in the interim periods in which those items occur.
Income tax expense for the three months ended March 31, 2025 and 2026 was $3,833 and $4,749, respectively. This reflects effective tax rates for the three months ended March 31, 2025 and 2026 of 29.2% and 26.0%, respectively.
During the three months ended March 31, 2025, the Company’s effective tax rate was higher than the U.S. statutory rate of 21% primarily due to state income taxes representing approximately 4.9% and the incremental share-based compensation charge in connection with the Corporate Reorganization and IPO representing approximately 3.1%. These compensation costs are not deductible for federal and state income taxes due to prior Section 83(b) elections.
During the three months ended March 31, 2026, the Company’s effective tax rate was higher than the U.S. statutory rate of 21% primarily due to state income taxes representing approximately 4.6%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes thereto and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Overview

We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of long-term health care facilities (“LTCFs”) adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We enter into contracts directly with LTCFs to serve as the principal pharmacy provider for their residents. In this capacity, we offer high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities (“ALFs”) and behavioral health facilities (“BHFs”). Additionally, our robust capabilities enable us to serve residents in all types of LTCFs. Our services include prescription intake and adjudication management, packaging drugs into unit dose and/or multi-dose compliance packaging that are organized by date and time of administration, and electronically tracking each drug from delivery through administration to LTCF residents. We also offer training to caregivers and conduct mock audits to ensure compliance with pharmacy administration requirements, billing claims processing, government regulation and other matters. As of March 31, 2026, our 61 pharmacies, 54 of which are full-service, served approximately 207,000 residents in approximately 8,400 LTCFs across 38 states.

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

Conversion of Class B Common Stock to Class A Common Stock

In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, during the three months ended March 31, 2026, 13,527,437 shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.

Follow-On Offering

In March 2026, the Company completed an underwritten follow-on public offering (the “Q1 2026 Offering”) of 1,020,000 shares of Class A common stock at an offering price of $31.00 per share. We used all of the proceeds, net of underwriting discounts of $1,344 from the Q1 2026 Offering to purchase 1,020,000 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The 1,020,000 shares of Class A common stock purchased by the Company were cancelled, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.

As part of the Q1 2026 Offering, certain selling stockholders, consisting of the Company’s founders, also sold 5,880,000 shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling stockholders in this offering.

Factors Affecting the Comparability of Our Results of Operations

Our results of operations for the three months ended March 31, 2026 and the corresponding period in 2025 have been affected by the following, among other factors, which must be understood to assess the comparability of our period-to-period financial performance and condition.

Acquisitions

Our growth strategy involves periodically acquiring institutional pharmacies servicing LTCFs and their residents as well as residents in other care settings. Our strategy includes the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally less significant in size, which are combined with our existing pharmacy operations to augment internal organic growth.

During 2025, we completed acquisitions of various pharmacy operations (the “2025 Acquisitions”). The operating results of the 2025 Acquisitions were a contributing factor in certain changes in the results of operations for the three months ended March 31, 2026 compared to the corresponding periods in 2025. Acquisition impacts are considered when the beginning of the comparative period precedes the acquisition date.

Inflation Reduction Act

In August 2022, Congress passed the Inflation Reduction Act (the “IRA”), which, among other provisions, introduced significant drug pricing reforms aimed to reduce federal government and beneficiary spending for Medicare Part B and Part D drugs. Key provisions in this legislation include limited authority for regulators to negotiate prices for certain Medicare drugs, caps on beneficiary cost share and maximum out-of-pocket spending, and rebates on manufacturers where drug prices exceed inflation. The Centers for Medicare and Medicaid Services released initial guidance related to the implementation of this program, and has since entered three rounds of the Medicare Drug Price Negotiation Program. In January 2026, the initial ten Part D drugs that were part of IRA negotiations had their negotiated prices go into effect. The reduction in prices to the IRA-impacted drugs affect the comparability of results, specifically for revenue and cost of goods sold, for the three months ended March 31, 2026, which includes the impact of the IRA, when compared against the results of the three months ended March 31, 2025, which does not include the impact of IRA.

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

Interest expense. Interest expense consists of interest on finance leases.

Other expense (income), net. Other expense, net consists primarily of gain (loss) on asset disposals and interest income earned on cash deposits.

Provision for income taxes. Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.

Results of Operations for the Three Months Ended March 31, 2025 and 2026

The following table sets forth our consolidated statements of operations data for the three months ended March 31, 2025 and 2026, respectively. The year-over-year comparison of results of operations is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
(in thousands)	2025	2026
Revenues	$329,308	$336,595
Cost of goods sold	264,959	260,286

Gross profit	64,349	76,309
Selling, general, and administrative expenses	51,344	58,634
Operating income	13,005	17,675
Other expenses (income):
Interest expense	170	154
Other expense (income), net	(271)	(772)

Total other expenses (income)	(101)	(618)
Income before income taxes	13,106	18,293
Provision for income taxes	3,833	4,749

Net income	9,273	13,544
Less net income (loss) attributable to non-controlling interests	(175)	249

Net income attributable to Guardian Pharmacy Services, Inc.	$9,448	$13,295

Adjusted EBITDA (1)	$23,433	$29,758

(1)

See “ —Adjusted EBITDA and Other Non-GAAP Financial Measures” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Revenues

	Three Months Ended March 31,		% Change
	2025	2026
	(in thousands)
Revenue	$329,308	$336,595	2.2%

Revenue for the three months ended March 31, 2026 increased by $7.3 million or 2.2% compared to the three months ended March 31, 2025. Excluding the $18.5 million increase in revenue attributable to the 2025 Acquisitions, organic revenue decreased by $11.2 million, primarily attributable to pricing decreases as a result of the IRA. Although organic revenue decreased due to IRA price changes, the number of residents served increased from 189,000 residents during March 2025 to 207,000 residents during March 2026 and prescriptions dispensed increased from 6.7 million during the three months ended March 31, 2025 to 7.4 million during the three months ended March 31, 2026.

Cost of goods sold

	Three Months Ended March 31,		% Change
	2025	2026
	(in thousands)
Cost of goods sold	$264,959	$260,286	(1.8)%
Percentage of revenue	80.5%	77.3%

Cost of goods sold for the three months ended March 31, 2026 decreased $4.7 million or (1.8)% compared to the three months ended March 31, 2025. Excluding the $14.2 million increase in cost of goods sold attributable to the 2025 Acquisitions, organic cost of goods sold decreased by $18.9 million, primarily attributable to product cost decreases as a result of the IRA. Cost of goods sold as a percentage of revenue decreased from 80.5% to 77.3% during the three months ended March 31, 2026, primarily due to product cost decreases as a result of the IRA.

Selling, general, and administrative expenses

	Three Months Ended March 31,		% Change
	2025	2026
	(in thousands)
Selling, general, and administrative expenses	$51,344	$58,634	14.2%
Percentage of revenue	15.6%	17.4%

Selling, general and administrative expenses increased $7.3 million or 14.2% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was driven by an increase in expenses due to an increase in average employee headcount, with $5.0 million resulting from organic growth and $2.3 million resulting from the 2025 Acquisitions. Selling, general and administrative expenses as a percentage of revenue increased from 15.6% to 17.4% based primarily on decreases to revenue during the three months ended March 31, 2026 as a result of the IRA price changes.

Provision for income taxes

	Three Months Ended March 31,		% Change
	2025	2026
	(in thousands)
Provision for income taxes	$3,833	$4,749	23.9%

Income tax expense increased by $0.9 million for the three months ended March 31, 2026, when compared to the prior year. This increase is primarily due to the increase in income from operations for the period offset by a lower effective tax rate as a result of a decrease in the incremental share-based compensation charge in connection with the Corporate Reorganization and IPO.

Adjusted EBITDA and Other Non-GAAP Financial Measures

To supplement the results presented in our consolidated financial statements in accordance with GAAP, we also present Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS, which are financial measures not based on any standardized methodology prescribed by GAAP.

We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, as adjusted to exclude the impact of items and amounts that we view as not indicative of our core operating performance, including share-based compensation, certain legal and regulatory items, financing-related and other activities, and payor-reimbursement matters.

We define Adjusted Net Income as net income attributable to Guardian Pharmacy Services, Inc. before share-based compensation expense, certain legal and other regulatory items, financing-related and other activities, payor-reimbursement matters, amortization expense associated with acquisition-related intangible assets, and the income tax impact of the adjustments.

We define Adjusted EPS as Adjusted Net Income divided by the total weighted average of diluted shares for Class A common stock and Class B common stock.

Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS do not have a definition under GAAP, and our definition of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS may not be the same as, or comparable to, similarly titled measures used by other companies.

We use Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to better understand and evaluate our core operating performance and trends. We believe that presenting Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS provides useful information to investors in understanding and evaluating our operating results, as it permits investors to view our core business performance using the same metrics that management uses to evaluate our performance.

There are a number of limitations related to the use of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS rather than the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect interest and income tax payments that represent a reduction in cash available to us;

•

Depreciation and amortization are non-cash charges and the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS do not consider the impact of share-based compensation; and

•

Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS exclude the impact of certain legal and regulatory items, and payor-reimbursement matters which can affect our current and future cash requirements.

Because of these limitations, Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. You should consider Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS alongside other financial measures, including net income, diluted EPS, and our other financial results presented in accordance with GAAP.

A reconciliation of Adjusted EBITDA to net income and of Adjusted Net Income to Net Income Attributable to Guardian Pharmacy Services, Inc., the most directly comparable GAAP financial measures, are set forth below.

	Three Months Ended March 31,
(in thousands)	2025	2026
Net income	$9,273	$13,544
Add:
Interest expense (income), net	(2)	(416)
Depreciation and amortization	5,267	5,976
Provision for income taxes	3,833	4,749

EBITDA	$18,371	$23,853

Share-based compensation (1)	3,968	1,861
Certain legal & other regulatory matters (2)	28	(71)
Financing-related and other activities (3)	798	841
Payor-reimbursement matters (4)	268	3,274

Adjusted EBITDA	$23,433	$29,758

Net income as a percentage of revenue	2.8%	4.0%

Adjusted EBITDA as a percentage of revenue	7.1%	8.8%

Net Income attributable to Guardian Pharmacy Services, Inc.	$9,448	$13,295
Share-based compensation (1)	3,968	1,861
Certain legal & other regulatory matters (2)	28	(71)
Financing-related and other activities (3)	798	841
Payor-reimbursement matters (4)	268	3,274
Acquisition-related intangible asset amortization (5)	835	992
Income tax impact of adjustments (6)	(1,722)	(1,790)

Adjusted net income	$13,623	$18,402

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income per share	62,914	63,692
Weighted average common shares outstanding used in calculating diluted Non-GAAP net income per share	62,914	63,692

Diluted EPS	$0.15	$0.21
Adjusted EPS	$0.22	$0.29

(1)

Share-based compensation expense for the three months ended March 31, 2026 relates to equity-classified awards. See Note 7—Share-based Compensation for further detail on the share-based compensation expense.

(2)

Represents non-recurring attorney’s fees, settlement costs and other expenses, and insurance reimbursements related to settlements, associated with certain legal proceedings. The Company excludes such charges and reimbursements, recorded as selling, general, and administrative expenses, when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion allows for consistent evaluation of operations.

(3)

Represents non-recurring costs associated with various financing-related activities included in the three months ended March 31, 2025 and 2026, and costs to transition to a public company included in the three months ended March 31, 2025.

(4)

Represents non-recurring legal expenses, recorded as selling, general and administrative expenses, associated with payor reimbursement matters. On April 21, 2026, the Company executed a mutual release and settlement agreement related to a payor-reimbursement matter. As part of the settlement, the Company received an $8.5 million cash payment, which is not included in results of operations for the three months ended March 31, 2026.

(5)	Represents amortization expense associated with the acquisition-related intangible assets, such as customer lists and trademarks.
(6)	Represents the income tax impact of non-GAAP adjustments, calculated using the estimated tax rate for the respective non-GAAP adjustment.

Liquidity and Capital Resources

We have historically financed our business and acquisitions primarily through cash from operations and borrowings under our credit facility and, more recently, sales of our Class A common stock in our IPO. We use cash in the ordinary course of our operations primarily for prescription drug acquisition costs, capital expenditures, and personnel costs. As of March 31, 2026, we had $64.9 million in cash and cash equivalents. Our cash primarily consists of demand deposits held with a large regional financial institution.

On May 13, 2024, the Company entered into the Sixth Amendment to the Third Amended and Restated Loan and Security Agreement (the “2024 Amendment”) to the existing credit facility with Regions Bank (the “Credit Facility”). The Credit Facility provides for term loans (the “Term Loan”) and a line of credit. The 2024 Amendment extended the maturity date of the Credit Facility from April 23, 2025 to April 23, 2027. The line of credit under the Credit Facility bears an interest rate equal to the one-month Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The total amount available under the line of credit as of March 31, 2026 is $40 million and we have the ability to increase our overall Credit Facility up to $75 million.

As of March 31, 2026, we had no amounts of principal outstanding under the Term Loan and no borrowings outstanding under the line of credit.

We believe our existing cash and cash equivalents, expected cash flows provided by our operations, and the amounts available under our Credit Facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months and for the foreseeable future, though we may require additional capital resources in the future.

Net Cash Flows

For the three months ended March 31, 2025 and 2026, respectively, our net cash flows provided by / (used in) were as follows:

(in thousands)	Three Months Ended March 31,
	2025	2026
Operating activities	$17,550	$6,062

Investing activities	(5,545)	(4,750)

Financing activities	(2,666)	(2,038)

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

Net cash provided by operating activities for the three months ended March 31, 2026 decreased $11.5 million compared to the corresponding period in 2025. The decrease was primarily due to an increase in accounts receivable and a decrease in accounts payable, driven by timing differences in working capital associated with the IRA, offset by an increase in other current liabilities when compared to the corresponding period in 2025.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from disposition of property and equipment. Cash flows used in investing activities consist primarily of capital expenditures relating to our new and existing pharmacy locations and payments related to acquisitions.

Net cash used in investing activities for the three months ended March 31, 2026 decreased by $0.8 million compared to the corresponding period in 2025. The decrease was primarily due to the decrease in cash paid for purchases of property plant and equipment of $0.8 million compared to the corresponding period in 2025.

Financing Activities

Cash flows provided by financing activities consist primarily of sales of our common stock. Cash flows used in financing activities consist primarily of payments of offering costs and principal payments on finance leases.

Net cash used in financing activities for the three months ended March 31, 2026 decreased by $0.6 million compared to the corresponding period in 2025. The decrease is primarily due to decreases in payments of equity offering costs, partially offset by increased distributions to non-controlling interests.

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

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed for the year ended December 31, 2025, for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2025.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for accounting pronouncements adopted and recent accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $64.9 million as of March 31, 2026, which primarily consist of demand deposits held with financial institutions. Changes in interest rates affect the interest income we earn on our cash and cash equivalents and the fair value of our cash equivalents. Historical fluctuations in interest rates have not had a significant impact on our financial condition or results of operations, and a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the value of our cash and cash equivalents or on our future financial condition or results of operations.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
for the year ended December 31, 2025, together with all of the information in this Quarterly Report on Form
10-Q
and the other documents that we file with the SEC from time to time, before deciding whether to invest in our Class A common stock. Any of these risks could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. There have been no material changes to the risk factors described in the Annual Report on Form
10-K
for the year ended December 31, 2025.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, the issued and outstanding shares of Class B common stock that were issued in connection with the Corporate Reorganization automatically convert on a one-for-one
basis into shares of Class A common stock over the
two-year
period following the IPO. Accordingly, on March 28, 2026, 13,521,419 shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.
Additionally, on January 30, 2026, 6,018 shares of Class B common stock that were issued as part of consideration for an acquisition completed during the third quarter of 2025 automatically converted into an equal number of shares of the Company’s Class A common stock.
The 13,527,437 shares of Class A common stock issued upon the above conversions were issued under an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, and no underwriters were involved in these issuances.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
Follow-on
offering
In March 2026, the Company completed an underwritten
follow-on
public offering (the “Q1 2026 Offering”) of 1,020,000 shares of Class A common stock at an offering price of $31.00 per share. We used all of the proceeds, net of underwriting discounts of $1.3 million, from the Q1 2026 Offering to purchase 1,020,000 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The purchases were made pursuant to stock purchase agreements at a purchase price per share of $29.6825 (equal to the $31.00 per share offering price in the Q1 2026 Offering, less the underwriting discount of $1.3175 per share). The 1,020,000 shares of Class A common stock purchased by the Company were cancelled, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.

The following table summarizes our share repurchase activity for the three months ended March 31, 2026, all of which shares were repurchased pursuant to the transactions described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 through January 31, 2026	—	$—	—	$—
February 1 through February 28, 2026	—	—	—	—
March 1 through March 31, 2026	1,020,000	$29.6825	—	—

	1,020,000		—

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule
10b5-1
Plans
During the quarter ended March 31, 2026, none of the Company’s directors and officers adopted, modified, or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42284	3.1	09/30/2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42284	3.2	09/30/2024

10.1	Form of Stock Purchase Agreement, effective as of March 18, 2026.	8-K	001-42284	10.1	03/23/2026

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guardian Pharmacy Services, Inc.

Date: May 6, 2026	By:	/s/ David K. Morris
David K. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)