Form 10-Q
period 2026-06-30
Guardian Pharmacy Services, Inc.
filed 2026-08-06
CIK 1802255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30
,
2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number:
001-42284

Guardian Pharmacy Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-3627139
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 Galleria Parkway SE
Suite 800
Atlanta
,
Georgia
30339
(Address of Principal Executive Offices) (Zip Code)
(
404
)
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes:☒  No:☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as
d
efined in
R
ule 12b-2
of the Exchange Act). Yes:☐ No:☒
As of August 3, 2026 there were issued and outstanding
49,798,904
shares of the registrant’s Class A common stock and
13,543,400
shares of the registrant’s Class B common stock.

GUARDIAN PHARMACY SERVICES, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and are forward-looking. These statements are often, but not always, made through the use of words such as “aims,” “anticipates,” “believes,” “contemplates,” “continues,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” “would,” and similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties, as well as certain additional risks that we face, refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements are:

•	our ability to effectively execute our business and growth strategies, implement new initiatives and improve efficiency;

•	our ability to effectively market and sell, customer acceptance of, and competition for, our pharmaceutical and health care services in new and existing markets;

•	our relationships with pharmaceutical wholesalers and key manufacturers, long-term health care facilities (“LTCFs”) and health plan payors;

•	our ability to maintain and expand relationships with LTCF operators on favorable terms;

•	our ability to identify, complete and successfully integrate acquisitions;

•	the impact of a national emergency, public health crisis, global pandemic or outbreak of infectious disease on our employees, business, supply chain and the LTCFs we serve;

•	continuing government and private efforts to lower pharmaceutical costs, including drug pricing reforms and by limiting pharmacy reimbursements;

•	changes in, and our ability to comply with, healthcare and other applicable laws, regulations or interpretations;

•	further consolidation of managed care organizations and other health plan payors and changes in the terms of our agreements with these parties;

•	our ability to retain members of our senior management team, our local pharmacy management teams and our pharmacy professionals;

•	our exposure to, and the results of, claims, legal proceedings and governmental inquiries;

•	our ability to maintain the security and integrity of our operating and information technology systems and infrastructure (e.g., against cyber-attacks);

•	product liability, product recall, personal injury or other health and safety issues related to the pharmaceuticals we dispense;

•	the impact of supply chain and other manufacturing disruptions or trade policies related to the pharmaceuticals we dispense;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2025	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$65,619	$89,807
Accounts receivable, net	101,614	103,769
Inventories	43,359	50,442
Other current assets	11,042	10,650

Total current assets	221,634	254,668

Property and equipment, net	55,522	56,529
Intangible assets, net	18,475	16,619
Goodwill	79,743	79,743
Operating lease right-of-use assets	34,649	32,361
Deferred tax assets	2,199	2,199
Other assets	436	1,459

Total assets	$412,658	$443,578

Liabilities and equity
Current liabilities:
Accounts payable	$116,206	$108,207
Accrued compensation	15,048	15,090
Operating leases, current portion	7,150	7,375
Other current liabilities	22,299	23,371

Total current liabilities	160,703	154,043

Operating leases, net of current portion	29,992	27,863
Other liabilities	4,039	4,030

Total liabilities	$194,734	$185,936

Commitments and contingencies (see Note 5)

Equity:
Class A common stock - 700,000,000 shares authorized, par value $0.001; 36,253,744 and 49,792,884 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively	36	50
Class B common stock - 100,000,000 shares authorized, par value $0.001; 27,066,890 and 13,539,453 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively	27	13
Additional paid-in capital	139,353	144,040
Retained earnings	66,343	101,510
Non-controlling interests	12,165	12,029

Total equity	217,924	257,642

Total liabilities and equity	$412,658	$443,578

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2026	2025	2026
Revenues	$344,334	$351,768	$673,642	$688,363
Cost of goods sold	276,188	271,724	541,147	532,010

Gross profit	68,146	80,044	132,495	156,353

Selling, general, and administrative expenses	55,566	59,400	106,910	118,034

Operating income	12,580	20,644	25,585	38,319

Other expenses (income):
Interest expense	172	154	342	308
Other expense (income), net	(179)	(9,302)	(450)	(10,074)

Total other expenses (income)	(7)	(9,148)	(108)	(9,766)

Income before income taxes	12,587	29,792	25,693	48,085
Provision for income taxes	3,760	7,671	7,593	12,420

Net income	8,827	22,121	18,100	35,665

Less net income (loss) attributable to non-controlling interests	(203)	249	(378)	498

Net income attributable to Guardian Pharmacy Services, Inc.	$9,030	$21,872	$18,478	$35,167

Net income per share of Class A and Class B common stock 1
Basic	$0.15	$0.35	$0.30	$0.56
Diluted	$0.14	$0.34	$0.29	$0.55
Weighted-average Class A and Class B common shares outstanding
Basic	62,046	63,327	62,045	63,324
Diluted	63,203	63,836	63,055	63,757
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

1
See
Note 6 - Basic and Diluted Net Income Per Share
for the number of shares used in the computation of net income per share of Class A and Class B common stock and the basis for the computation of net income per share.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share amounts)	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non- Controlling Interests	Total Equity
Balance, December 31, 2025	36,253,744	27,066,890	$36	$27	$139,353	$66,343	$12,165	$217,924
Contributions	—	—	—	—	—	—	79	79
Distributions	—	—	—	—	—	—	(960)	(960)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	13,295	—	13,295
Net income attributable to non-controlling interest	—	—	—	—	—	—	249	249
Share-based compensation forfeitures	—	—	—	—	(47)	—	—	(47)
Share-based compensation expense	—	—	—	—	1,794	—	—	1,794
Conversion of Class B common stock to Class A common stock	13,527,437	(13,527,437)	14	(14)	—	—	—	—
Other	—	—	—	—	90	—	—	90

Balance, March 31, 2026	49,781,181	13,539,453	$50	$13	$141,190	$79,638	$11,533	$232,424
Contributions	—	—	—	—	—	—	574	574
Distributions	—	—	—	—	—	—	(327)	(327)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	21,872	—	21,872
Net income attributable to non-controlling interest	—	—	—	—	—	—	249	249
Share-based compensation forfeitures	—	—	—	—	(48)	—	—	(48)
Share-based compensation expense	—	—	—	—	2,898	—	—	2,898
Issuance of Class A common stock associated with vested restricted stock units	11,703	—	—	—	—	—	—	—

Balance, June 30, 2026	49,792,884	13,539,453	$50	$13	$144,040	$101,510	$12,029	$257,642

(In thousands, except share amounts)	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non- Controlling Interests	Total Equity
Balance, December 31, 2024	9,200,000	54,087,158	$9	$54	$125,484	$17,124	$7,305	$149,976
Contributions	—	—	—	—	—	—	135	135
Distributions	—	—	—	—	—	—	(135)	(135)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,448	—	9,448
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(175)	(175)
Share-based compensation forfeitures	—	(516)	—	—	(1)	—	—	(1)
Share-based compensation expense	—	—	—	—	3,969	—	—	3,969
Conversion of Class B common stock to Class A common stock	13,519,946	(13,519,946)	14	(14)	—	—	—	—

Balance, March 31, 2025	22,719,946	40,566,696	$23	$40	$129,452	$26,572	$7,130	$163,217
Contributions	—	—	—	—	—	—	1,094	1,094
Non-cash equity contribution	—	—	—	—	—	—	2,141	2,141
Distributions	—	—	—	—	—	—	(54)	(54)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,030	—	9,030
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(203)	(203)
Share-based compensation forfeitures	(68)	(202)	—	—	(1)	—	—	(1)
Share-based compensation expense	—	—	—	—	4,447	—	—	4,447
Issuance of Class A common stock associated with vested restricted stock units	10,713	—	—	—	—	—	—	—

Balance, June 30, 2025	22,730,591	40,566,494	$23	$40	$133,898	$35,602	$10,108	$179,671

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June, 30
(In thousands)	2025	2026
Operating activities
Net income	$18,100	$35,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,756	11,784
Share-based compensation expense	8,414	4,793
Provision for losses on accounts receivable	1,904	2,844
Other	430	39
Changes in operating assets and liabilities:
Accounts receivable	1,587	(4,882)
Inventories	(2,476)	(7,083)
Other current assets	(3,742)	(628)
Accounts payable	3,751	(8,045)
Accrued compensation	2,864	42
Other operating liabilities	(4,102)	1,558

Net cash provided by operating activities	37,486	36,087

Investing activities
Purchases of property and equipment	(10,111)	(9,637)
Payment for acquisitions	(8,920)	—
Other	482	581

Net cash used in investing activities	(18,549)	(9,056)

Financing activities
Proceeds from equity offering, net of underwriter fees	29,039	30,276
Repurchase of outstanding Class A common stock	(29,039)	(30,276)
Payments of equity offering costs	(1,594)	—
Principal payments on finance lease obligations	(2,276)	(2,156)
Contingent liability payments related to acquisitions	(1,950)	(200)
Contributions from non-controlling interests	1,229	653
Distributions to non-controlling interests	(189)	(1,287)
Other	—	147

Net cash used in financing activities	(4,780)	(2,843)

Net change in cash and cash equivalents	14,157	24,188
Cash and cash equivalents, beginning of period	4,660	65,619

Cash and cash equivalents, end of period	$18,817	$89,807

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$345	$759

Cash paid during the year for income taxes	$14,696	$14,953

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment through finance leases	$2,986	$1,936
Non-cash equity contributions from non-controlling interests	$2,141	$—

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
Conversion of Class B Common Stock to Class A Common Stock
In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, during the three months ended March 31, 2026, 13,527,437, shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.
Follow-On
Offering
In March 2026, the Company completed an underwritten
follow-on
public offering (the “Q1 2026 Offering”) of 1,020,000 shares of Class A common stock at an offering price of $31.00 per share. We used all of the proceeds, net of underwriting discounts of $1,344, from the Q1 2026 Offering to purchase 1,020,000 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The 1,020,000 shares of Class A common stock purchased by the Company were retired, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. Certain footnote disclosures have been omitted that would substantially duplicate the disclosures in the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025, unless information contained in those disclosures materially changed or is required by U.S. GAAP to be included in interim financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2026 have been recorded. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or any other period. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025, as filed with the SEC on March 11, 2026.
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
2025 Acquisitions
In 2025, the Company completed acquisitions of various pharmacy operations (the “2025 Acquisitions”). Total consideration for the 2025 Acquisitions included $13,725 of cash, $125 of deferred inventory payments, 24,075 shares of Class B common stock with a fair value of $441, and contingent earnout payments of up to $2,600 if certain revenue and earnings targets are achieved by certain acquired entities during the first full four quarters subsequent to the acquisition date. The fair value of the shares of Class B common stock issued was determined based on the closing share price of the Company’s Class A common stock on the acquisition date, discounted for a lack of registration, as the Class B common stock remains unregistered. The fair value of the contingent consideration arrangements at the acquisition dates as of December 31, 2025, was $2,600, and at June 30, 2026 was $2,400. The total purchase consideration for the 2025 Acquisitions was $16,891.
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
The following table summarizes the valuation of liabilities measured at fair value on a recurring basis on the Company’s consolidated balance sheets:

	Level 1	Level 2	Level 3
December 31, 2025
Liabilities:
Contingent consideration payable	$—	$—	$3,220

Fair value of financial instruments	$—	$—	$3,220

	Level 1	Level 2	Level 3

June 30, 2026
Liabilities:
Contingent consideration payable	$—	$—	$3,020

Fair value of financial instruments	$—	$—	$3,020

The fair value measurement of the contingent consideration obligations arising from acquisitions is based upon Level 3 unobservable inputs including, in part, the estimate of future cash flows based upon the likelihood of achieving the various criteria triggering the payment of the obligations. The fair values of the liabilities associated with contingent consideration obligations were derived using the income approach with unobservable inputs, which included future earnings forecasts for which there is no market data. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the six months ended June 30, 2026, there were no material gains or losses related to liabilities classified as Level 3 as a result of fair value adjustments. Changes in the fair value of the contingent consideration obligations are recorded within Selling, general, and administrative expenses.

The following table provides a reconciliation of the activity for the Level 3 contingent consideration fair value measurements during the six-month
period ended June 30, 2026:

Balance at December 31, 2025	$3,220

Current year acquisitions	—
Fair value adjustments	—
Payments	(200)

Balance at June 30, 2026	$3,020

5.	Commitments and Contingencies
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
Legal expenses include attorneys’ fees, litigation expenses and settlements. The Company recorded legal expenses totaling $2,304 and $4,073 for the six months ended June 30, 2025 and 2026, respectively.
On April 21, 2026, the Company executed a final mutual release and settlement agreement related to a payor-reimbursement matter. As part of the settlement, the Company received an $8.5 million cash payment. The impact of this settlement has been recorded in Other expense (income) on the Condensed Consolidated Statement of Operations.

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

The following table sets forth the computation of net income attributable to the Company used to compute basic net income per share of Class A and Class B common stock for the three and six months ended June 30, 2025 and 2026.

(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2026	Six Months Ended June 30, 2025	Six Months Ended June 30, 2026

Numerator:
Net income	$8,827	$22,121	$18,100	$35,665
Less net income (loss) attributable to non-controlling interests	(203)	249	(378)	498

Net income attributable to Guardian Pharmacy Services, Inc.	$9,030	$21,872	$18,478	$35,167

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts):

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$17,196	$4,676	$24,078	$11,089
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	49,787	13,539	43,357	19,967

Basic net income per share attributable to common stockholders	$0.35	$0.35	$0.56	$0.56

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$17,196	$4,676	$24,078	$11,089
Denominator:
Number of shares used in basic computation	49,787	13,539	43,357	19,967
Dilutive Restricted Stock Units and Class A and B Common Stock	400	109	297	137
Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income per share	50,187	13,648	43,654	20,104
Diluted net income per share attributable to common stockholders	$0.34	$0.34	$0.55	$0.55

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$3,262	$5,768	$4,805	$13,673
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	22,412	39,634	16,134	45,910
Basic net income per share attributable to common stockholders	$0.15	$0.15	$0.30	$0.30
Diluted net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$3,262	$5,768	$4,805	$13,673
Denominator:
Number of shares used in basic computation	22,412	39,634	16,134	45,910
Dilutive Restricted Stock Units and Class A and B Common Stock	418	739	263	748
Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income per share	22,830	40,373	16,397	46,658
Diluted net income per share attributable to common stockholders	$0.14	$0.14	$0.29	$0.29

There were no material anti-dilutive common share equivalents that were excluded in the computation of diluted net income per share during the three and six months ended June 30, 2025 and 2026.

7.	Share-based Compensation
2024 Equity and Incentive Compensation Plan
The Company adopted the Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) on September 27, 2024. The initial number of shares of our Class A common stock available for awards under the 2024 Plan (the “Overall Share Limit”) was 2,000,000 shares. The Overall Share Limit is automatically increased on the first day of each fiscal year, beginning in 2025 and ending in 2034, by an amount equal to the lesser of (a) 1% of the shares of our common stock (including both Class A common stock and Class B common stock) outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares as may be determined by our board of directors. In 2026, the Overall Share Limit was increased by 633,206 shares in accordance with such provision. Such shares may be shares of original issuance or treasury shares or a combination of the two.
2026 Long-Term Incentive Program Awards
On February 11, 2026, the Compensation Committee of the Company’s Board of Directors approved the Company’s 2026 long-term incentive program (the “2026 LTIP”), consisting of restricted stock unit awards (“RSUs”) and non-qualified
stock options (“Stock Options”), granted under the 2024 Plan.

RSU Awards
During the six months ended June 30, 2026, and under the 2026 LTIP, the Company granted RSU awards to certain executive and management employees of 434,128 units. These RSU awards cliff vest three years subsequent to the grant date of each award and upon vesting are settled in shares of Class A common stock.
Stock Options
During the six months ended June 30, 2026, and under the 2026 LTIP, the Company granted 525,000 Stock Options to certain executive and management employees. These Stock Option awards cliff vest three years subsequent to the grant date of each award, have a ten year term, and, if exercised, are settled in shares of Class A common stock.
Share-based compensation expense
Share-based compensation expense, recorded to selling, general, and administrative expenses in the consolidated statements of operations, was $4,446 and $2,932 during the three months ended June 30, 2025 and 2026, and $8,414 and $4,793 during the six months ended June 30, 2025 and 2026, respectively.
As of June 30, 2026, unamortized share-based compensation costs related to share-based incentive awards is as follows (in thousands, except for the remaining service period):

	Amount	Weighted Average Remaining Service Period (years)
Restricted stock units	$19,313	2.3
Stock options	6,782	2.6

Total unamortized share-based compensation cost	$26,095

8. Segments
General Information
The Company has a
single
operating segment, which was determined based on the chief operating decision maker (“CODM”), which is our Chief Executive Officer, assessing performance and allocating resources on a consolidated basis.
The operating segment derives its revenues primarily through sales of pharmaceutical products. All long-lived assets were held in the United States as of December 31, 2025 and June 30, 2026. All revenues were generated in the United States during the three and six months ended June 30, 2025 and 2026.
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
Reportable segment reconciliation
The following reconciliation presents operating segment revenue, net income, and s ign
ificant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue	$344,334	$351,768	$673,642	$688,363
Less:
Employee expenses (excluding share-based compensation expense)	75,642	86,174	148,022	167,193
Share-based compensation expense	4,446	2,933	8,414	4,793
Other segment items (1)	245,998	226,906	480,415	456,200
Depreciation and amortization	5,489	5,809	10,756	11,784
Interest expense	172	154	342	308
Income taxes	3,760	7,671	7,593	12,420

Segment net income	$8,827	$22,121	$18,100	$35,665

Reconciliation of net income to consolidated statements of operations
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$8,827	$22,121	$18,100	$35,665

(1) Other segment items included in operating segment net income include product expenses, legal expenses and settlements, rent and auto lease expenses, utilities expenses, maintenance expenses, and other overhead expenses.

9.	Income Taxes
The provision for income taxes is attributable to U.S federal and state income taxes. The Company’s effective tax rate
used for interim periods is based on an estimated annual effective tax rate and includes the tax effect of items required to be recorded discretely in the interim periods in which those items occur.
Income tax expense for the three months ended June 30, 2025 and 2026 was $3,760 and $7,671, respectively. This reflects effective tax rates for the three months ended June 30, 2025 and 2026 of 29.9% and 25.7%, respectively. Income tax expense for the six months ended June 30, 2025 and 2026 was $7,593 and $12,420, respectively. This reflects effective tax rates for the six months ended June 30, 2025 and 2026 of 29.6% and 25.8%, respectively.
During the six months ended June 30, 2025, the Company’s effective tax rate was higher than the U.S. statutory rate of 21% p ri
marily due to state income taxes representing approximately 5.0% and the incremental share-based compensation charge in connection with the Corporate Reorganization and IPO representing approximately 3.5%. These compensation costs are not deductible for federal and state income taxes due to prior Section 83(b) elections.
During the six months ended June 30, 2026, the Company’s effective tax rate was higher than the U.S. statutory rate of 21% primarily due to state income taxes representing approximately 4.6%.

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

Overview

We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of long-term health care facilities (“LTCFs”) adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We enter into contracts directly with LTCFs to serve as the principal pharmacy provider for their residents. In this capacity, we offer high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities (“ALFs”) and behavioral health facilities (“BHFs”). Additionally, our robust capabilities enable us to serve residents in all types of LTCFs. Our services include prescription intake and adjudication management, packaging drugs into unit dose and/or multi-dose compliance packaging that are organized by date and time of administration, and electronically tracking each drug from delivery through administration to LTCF residents. We also offer training to caregivers and conduct mock audits to ensure compliance with pharmacy administration requirements, billing claims processing, government regulation and other matters. As of June 30, 2026, our 61 pharmacies, 54 of which are full-service, served approximately 210,000 residents in approximately 8,400 LTCFs across 39 states.

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

Follow-On Offering

In March 2026, the Company completed an underwritten follow-on public offering (the “Q1 2026 Offering”) of 1,020,000 shares of Class A common stock at an offering price of $31.00 per share. We used all of the proceeds, net of underwriting discounts of $1,344 from the Q1 2026 Offering to purchase 1,020,000 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The 1,020,000 shares of Class A common stock purchased by the Company were retired, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.

As part of the Q1 2026 Offering, certain selling stockholders, consisting of the Company’s founders, also sold 5,880,000 shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling stockholders in this offering.

Factors Affecting the Comparability of Our Results of Operations

Our results of operations for the three and six months ended June 30, 2026 and the corresponding periods in 2025 have been affected by the following, among other factors, which must be understood to assess the comparability of our period-to-period financial performance and condition.

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

During 2025, we completed acquisitions of various pharmacy operations (the “2025 Acquisitions”). The operating results of the 2025 Acquisitions were a contributing factor in certain changes in the results of operations for the three and six months ended June 30, 2026 compared to the corresponding periods in 2025. Acquisition impacts are considered when the beginning of the comparative period precedes the acquisition date.

Inflation Reduction Act

In August 2022, Congress passed the Inflation Reduction Act (the “IRA”), which, among other provisions, introduced significant drug pricing reforms aimed to reduce federal government and beneficiary spending for Medicare Part B and Part D drugs. Key provisions in this legislation include limited authority for regulators to negotiate prices for certain Medicare drugs, caps on beneficiary cost share and maximum out-of-pocket spending, and rebates on manufacturers where drug prices exceed inflation. The Centers for Medicare and Medicaid Services released initial guidance related to the implementation of this program, and has since entered three rounds of the Medicare Drug Price Negotiation Program. In January 2026, the initial ten Part D drugs that were part of IRA negotiations had their negotiated prices go into effect. The reduction in prices to the IRA-impacted drugs affect the comparability of results, specifically for revenue and cost of goods sold, for the three and six months ended June 30, 2026, which include the impact of the IRA, when compared against the results of the three and six months ended June 30, 2025, which do not include the impact of the IRA. We expect IRA-related price reductions to continue impacting year-over-year comparability throughout the remainder of 2026.

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

Other expense (income), net. Other expense (income), net consists primarily of gain (loss) on asset disposals, interest income earned on cash deposits, and certain legal settlements.

Provision for income taxes. Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2026

The following table sets forth our consolidated statements of operations data for the three and six months ended June 30, 2025 and 2026, respectively. The year-over-year comparison of results of operations is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Revenues	$344,334	$351,768	$673,642	$688,363
Cost of goods sold	276,188	271,724	541,147	532,010

Gross profit	68,146	80,044	132,495	156,353
Selling, general, and administrative expenses	55,566	59,400	106,910	118,034

Operating income	12,580	20,644	25,585	38,319
Other expenses (income):
Interest expense	172	154	342	308
Other expense (income), net	(179)	(9,302)	(450)	(10,074)

Total other expenses (income)	(7)	(9,148)	(108)	(9,766)
Income before income taxes	12,587	29,792	25,693	48,085
Provision for income taxes	3,760	7,671	7,593	12,420

Net income	8,827	22,121	18,100	35,665
Less net income (loss) attributable to non-controlling interests	(203)	249	(378)	498

Net income attributable to Guardian Pharmacy Services, Inc.	$9,030	$21,872	$18,478	$35,167

Adjusted EBITDA (1)	$24,952	$29,658	$48,385	$59,416

(1)

See “ —Adjusted EBITDA and Other Non-GAAP Financial Measures” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2026		2025	2026
	(in thousands)			(in thousands)

Revenue	$344,334	$351,768	2.2%	$673,642	$688,363	2.2%

Revenue for the three months ended June 30, 2026 increased by $7.4 million or 2.2% compared to the three months ended June 30, 2025. Excluding the $13.3 million increase in revenue attributable to the 2025 Acquisitions, organic revenue decreased by $5.9 million, primarily attributable to pricing decreases as a result of the IRA. Although organic revenue decreased due to IRA price changes, the number of residents served increased from 195,000 residents during June 2025 to 210,000 residents during June 2026 and prescriptions dispensed increased from 7.0 million during the three months ended June 30, 2025 to 7.6 million during the three months ended June 30, 2026.

Revenue for the six months ended June 30, 2026 increased by $14.7 million or 2.2% compared to the six months ended June 30, 2025. Excluding the $31.9 million increase in revenue attributable to the 2025 Acquisitions, organic revenue decreased by $17.2 million, primarily attributable to pricing decreases as a result of the IRA. Although organic revenue decreased due to IRA price changes, the number of residents served increased from 195,000 residents during June 2025 to 210,000 residents during June 2026 and prescriptions dispensed increased from 13.7 million during the six months ended June 30, 2025 to 15.0 million during the six months ended June 30, 2026.

Cost of goods sold

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2025	2026			2025	2026
	(in thousands)				(in thousands)

Cost of goods sold	$276,188	$271,724	(1.6	) %	$541,147	$532,010	(1.7	) %
Percentage of revenue	80.2%	77.2%			80.3%	77.3%

Cost of goods sold for the three months ended June 30, 2026 decreased $4.5 million or 1.6% compared to the three months ended June 30, 2025. Excluding the $11.3 million increase in cost of goods sold attributable to the 2025 Acquisitions, organic cost of goods sold decreased by $15.8 million, primarily attributable to product cost decreases as a result of the IRA. Cost of goods sold as a percentage of revenue decreased from 80.2% to 77.2% during the three months ended June 30, 2026, primarily due to product cost decreases as a result of the IRA.

Cost of goods sold for the six months ended June 30, 2026 decreased $9.1 million or 1.7% compared to the six months ended June 30, 2025. Excluding the $26.1 million increase in cost of goods sold attributable to the 2025 Acquisitions, organic cost of goods sold decreased by $35.2 million, primarily attributable to product cost decreases as a result of the IRA. Cost of goods sold as a percentage of revenue decreased from 80.3% to 77.3% during the six months ended June 30, 2026, primarily due to product cost decreases as a result of the IRA.

Selling, general, and administrative expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2026		2025	2026
	(in thousands)			(in thousands)

Selling, general, and administrative expenses	$55,566	$59,400	6.9%	$106,910	$118,034	10.4%
Percentage of revenue	16.1%	16.9%		15.9%	17.1%

Selling, general, and administrative expenses increased $3.8 million or 6.9% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was driven by an increase in expenses due to an increase in average employee headcount, with $2.2 million resulting from organic growth and $1.6 million resulting from the 2025 Acquisitions. Selling, general and administrative expenses as a percentage of revenue increased from 16.1% to 16.9% based primarily on Selling, general, and administrative expenses increasing at a higher rate than revenue during the three months ended June 30, 2026 as a result of the IRA price changes.

Selling, general, and administrative expenses increased $11.1 million or 10.4% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was driven by an increase in expenses due to an increase in average employee headcount, with $7.6 million resulting from organic growth and $3.5 million resulting from the 2025 Acquisitions. Selling, general, and administrative expenses as a percentage of revenue increased from 15.9% to 17.1% based primarily on Selling, general and administrative expenses increasing at a higher rate than revenue during the six months ended June 30, 2026 as a result of the IRA price changes.

Other expense (income), net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2026		2025	2026
	(in thousands)			(in thousands)

Other expenses (income), net	$(179)	$(9,302)	5096.6%	$(450)	$(10,074)	2138.7%
Percentage of revenue	0.1%	2.6%		0.1%	1.5%

Other expenses (income), net increased $9.1 million or 5096.6% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was driven by $8.5 million received as a part of a legal settlement related to a payor-reimbursement matter during the three months ended June 30, 2026. Other expenses (income), net as a percentage of revenue increased from 0.1% to 2.6% based primarily on the settlement described above.

Other expenses (income), net increased $9.6 million or 2138.7% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was driven by $8.5 million received as a part of a legal settlement related to a payor-reimbursement matter during the six months ended June 30, 2026. Other expenses (income), net as a percentage of revenue increased from 0.1% to 1.5% based primarily on the settlement described above.

Provision for income taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2026		2025	2026
	(in thousands)			(in thousands)

Provision for income taxes	$3,760	$7,671	104.0%	$7,593	$12,420	63.6%

Income tax expense increased by $3.9 million for the three months ended June 30, 2026, when compared to the prior year. Income tax expense increased by $4.8 million for the six months ended June 30, 2026, when compared to the prior year. This increase is primarily due to the increase in income from operations for the period offset by a lower effective tax rate as a result of a decrease in the incremental share-based compensation charge in connection with the Corporate Reorganization and IPO.

Adjusted EBITDA and Other Non-GAAP Financial Measures

To supplement the results presented in our consolidated financial statements in accordance with GAAP, we also present Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS, which are financial measures not based on any standardized methodology prescribed by GAAP.

We define Adjusted EBITDA as net income before interest expense (income), income taxes, depreciation and amortization, as adjusted to exclude the impact of items and amounts that we view as not indicative of our core operating performance, including share-based compensation, certain legal and regulatory items, financing-related and other activities, and payor-reimbursement matters.

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

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2025	2026	2025	2026

Net income	$8,827	$22,121	$18,100	$35,665
Add:
Interest expense (income), net	(68)	(504)	(70)	(920)
Depreciation and amortization	5,489	5,808	10,756	11,784
Provision for income taxes	3,760	7,671	7,593	12,420

EBITDA	$18,008	$35,096	$36,379	$58,949

Share-based compensation (1)	4,446	2,932	8,414	4,793
Certain legal & other regulatory matters (2)	595	89	623	18
Financing-related and other activities (3)	1,016	32	1,814	873
Payor-reimbursement matters (4)	887	(8,491)	1,155	(5,217)

Adjusted EBITDA	$24,952	$29,658	$48,385	$59,416

Net income as a percentage of revenue	2.6%	6.3%	2.7%	5.2%

Adjusted EBITDA as a percentage of revenue	7.2%	8.4%	7.2%	8.6%

Net Income attributable to Guardian Pharmacy Services, Inc.	$9,030	$21,872	$18,478	$35,167
Share-based compensation (1)	4,446	2,932	8,414	4,793
Certain legal & other regulatory matters (2)	595	89	623	18
Financing-related and other activities (3)	1,016	32	1,814	873
Payor-reimbursement matters (4)	887	(8,491)	1,155	(5,217)
Acquisition-related intangible asset amortization (5)	874	865	1,709	1,857
Income tax impact of adjustments (6)	(2,314)	1,175	(2,866)	(600)

Adjusted net income	$14,534	$18,474	$29,327	$36,891

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income per share	63,203	63,836	63,055	63,757
Weighted average common shares outstanding used in calculating diluted Non-GAAP net income per share	63,203	63,836	63,055	63,757
Diluted EPS	$0.14	$0.34	$0.29	$0.55
Adjusted EPS	$0.23	$0.29	$0.47	$0.58

(1)	See Note 7 - Share-based Compensation for further detail on the share-based compensation expense.

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

(3)

Represents non-recurring costs associated with various financing-related activities included in the three and six months ended June 30, 2025 and 2026, and costs to transition to a public company included in the three and six months ended June 30, 2025.

(4)	Represents non-recurring settlements, recorded as other income, and legal expenses, recorded as selling, general and administrative expenses, associated with payor reimbursement matters.

Settlements received associated with payor reimbursement matters, recorded as other income, were $8.5 million during the three and six months ended June 30, 2026, and $0.0 million during the three and six months ended June 30, 2025.

Legal expenses associated with payor reimbursement matters, recorded as selling, general and administrative expenses, were $0.0 million and $3.3 million during the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.2 million during the three and six months ended June 30, 2025, respectively.

On April 21, 2026, the Company executed a mutual release and settlement agreement related to a payor-reimbursement matter. As part of the settlement, the Company received an $8.5 million cash payment, which is recorded in Other expense (income) on the Condensed Consolidated Statement of Operations.

(5)	Represents amortization expense associated with the acquisition-related intangible assets, such as customer lists and trademarks.

(6)	Represents the income tax impact of non-GAAP adjustments, calculated using the estimated tax rate for the respective non-GAAP adjustment.

Liquidity and Capital Resources

We have historically financed our business and acquisitions primarily through cash from operations and borrowings under our Loan Agreement (as defined below) and, more recently, sales of our Class A common stock in our IPO. We use cash in the ordinary course of our operations primarily for prescription drug acquisition costs, capital expenditures, and personnel costs. As of June 30, 2026, we had $89.8 million in cash and cash equivalents. Our cash primarily consists of demand deposits held with a large regional financial institution.

On May 21, 2026, the Company entered into the Eighth Amendment (the “Amendment”) to the Third Amended and Restated Loan and Security Agreement dated as of April 23, 2018 (as amended from time to time, the “Loan Agreement”), with Regions Bank. The Loan Agreement provides for both term loan commitments and revolving loan commitments. The Amendment amended the Loan Agreement to, among other things, (i) replace references to Guardian Pharmacy, LLC with the Company as borrower and make certain related modifications to reflect the borrower’s status as a public company, (ii) extend the maturity date of the revolving loan commitments from April 23, 2027 to May 21, 2030 and (iii) permit the Company to add incremental term loans and/or increase the revolving loan commitments thereunder in an aggregate amount not to exceed $40 million. The revolving loan commitment under the Loan Agreement bears an interest rate equal to the one-month Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The total amount available under the revolving credit facility is $40 million, and the Company has the ability to increase its overall borrowing capacity to $80 million through additional revolving commitments and/or incremental term loans. As of June 30, 2026, the Company was in compliance with all required debt and financial covenants under the Loan Agreement.

As of June 30, 2026, we had no amounts of principal outstanding under any term loan commitments and no borrowings outstanding under any revolving loan commitments.

We believe our existing cash and cash equivalents, expected cash flows provided by our operations, and the amounts available under our Loan Agreement will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months and for the foreseeable future, though we may require additional capital resources in the future.

Net Cash Flows

For the six months ended June 30, 2025 and 2026, respectively, our net cash flows provided by / (used in) were as follows:

(in thousands)	Six Months Ended June 30,

	2025	2026

Operating activities	$37,486	$36,087

Investing activities	(18,549)	(9,056)

Financing activities	(4,780)	(2,843)

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

Net cash provided by operating activities for the six months ended June 30, 2026 decreased $1.4 million compared to the corresponding period in 2025. The decrease was primarily due to an increase in accounts receivable and a decrease in accounts payable, driven by timing difference in working capital associated with the IRA, offset by an increase in other current liabilities when compared to the corresponding period in 2025, and $8.5 million received as a part of a payor-related legal settlement during the six months ended June 30, 2026.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from disposition of property and equipment. Cash flows used in investing activities consist primarily of capital expenditures relating to our new and existing pharmacy locations and payments related to acquisitions.

Net cash used in investing activities for the six months ended June 30, 2026 decreased by $9.5 million compared to the corresponding period in 2025. The decrease was primarily due to the decrease in payments for acquisitions of $8.9 million compared to the corresponding period in 2025.

Financing Activities

Cash flows provided by financing activities consist primarily of sales of our common stock. Cash flows used in financing activities consist primarily of payments of offering costs and principal payments on finance leases.

Net cash used in financing activities for the six months ended June 30, 2026 decreased by $1.9 million compared to the corresponding period in 2025. The decrease is primarily due to decreases in payments of equity offering costs, partially offset by increased distributions to non-controlling interests.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $89.8 million as of June 30, 2026, which primarily consist of demand deposits held with financial institutions. Changes in interest rates affect the interest income we earn on our cash and cash equivalents and the fair value of our cash equivalents. Historical fluctuations in interest rates have not had a significant impact on our financial condition or results of operations, and a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the value of our cash and cash equivalents or on our future financial condition or results of operations.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Rule
10b5-1
Plans
During the quarter ended June 30, 2026, none of the Company’s directors and officers adopted, modified, or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.

ITEM	6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42284	3.1	09/30/2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42284	3.2	09/30/2024

10.1	Eighth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 21, 2026, by and among Guardian Pharmacy Services, Inc., the guarantors party thereto, the lenders party thereto, and Regions Bank, as administrative agent and collateral agent.	8-K	001-42284	10.1	05/28/2026

10.2+	Form of Nonqualified Stock Option Notice of Grant and Award Agreement (Employees) under the Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan.

10.3+	Form of Employment Agreement with Senior Vice President Executive Officers.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guardian Pharmacy Services, Inc.

Date: August 6, 2026	By:	/s/ William Mudd
William Mudd
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)