Form 10-Q
period 2026-09-30
Guardian Pharmacy Services, Inc.
filed 2026-11-05
CIK 1802255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:☐ No:☒
As of November 3, 2026 there were issued and outstanding 63,320,300 shares of the registrant’s Class A common stock and 33,619 shares of the registrant’s Class B common stock.

GUARDIAN PHARMACY SERVICES, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and are forward-looking. These statements are often, but not always, made through the use of words such as “aims,” “anticipates,” “believes,” “contemplates,” “continues,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” “would,” and similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties, as well as certain additional risks that we face, refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements are:
•our ability to effectively execute our business and growth strategies, implement new initiatives and improve efficiency;
•our ability to effectively market and sell, customer acceptance of, and competition for, our pharmaceutical and health care services in new and existing markets;
•our relationships with pharmaceutical wholesalers and key manufacturers, long-term health care facilities (“LTCFs”) and health plan payors;
•our ability to maintain and expand relationships with LTCF operators on favorable terms;
•our ability to identify, complete and successfully integrate acquisitions;
•the impact of a national emergency, public health crisis, global pandemic or outbreak of infectious disease on our employees, business, supply chain and the LTCFs we serve;
•continuing government and private efforts to lower pharmaceutical costs, including drug pricing reforms and by limiting pharmacy reimbursements;
•changes in, and our ability to comply with, healthcare and other applicable laws, regulations or interpretations;
•further consolidation of managed care organizations and other health plan payors and changes in the terms of our agreements with these parties;
•our ability to retain members of our senior management team, our local pharmacy management teams and our pharmacy professionals;
•our exposure to, and the results of, claims, legal proceedings and governmental inquiries;
•our ability to maintain the security and integrity of our operating and information technology systems and infrastructure (e.g., against cyber-attacks);
•product liability, product recall, personal injury or other health and safety issues related to the pharmaceuticals we dispense;
•the impact of supply chain and other manufacturing disruptions or trade policies related to the pharmaceuticals we dispense;
•the sufficiency of our sources of liquidity and financial resources to fund our future operating expenses and capital expenditure requirements, and our ability to raise additional capital, if needed; and
•the misuse or off-label use, or errors in the dispensing or administration, of the pharmaceuticals we dispense.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2025	September 30, 2026
Assets
Current assets:
Cash and cash equivalents	$65,619	$119,655
Accounts receivable, net	101,614	107,677
Inventories	43,359	57,051
Other current assets	11,042	10,434
Total current assets	221,634	294,817

Property and equipment, net	55,522	57,424
Intangible assets, net	18,475	20,842
Goodwill	79,743	81,954
Operating lease right-of-use assets	34,649	32,774
Deferred tax assets	2,199	2,618
Other assets	436	1,347
Total assets	$412,658	$491,776

Liabilities and equity
Current liabilities:
Accounts payable	$116,206	$126,307
Accrued compensation	15,048	19,874
Operating leases, current portion	7,150	7,632
Other current liabilities	22,299	25,276
Total current liabilities	160,703	179,089

Operating leases, net of current portion	29,992	27,962
Other liabilities	4,039	5,005
Total liabilities	$194,734	$212,056

Commitments and contingencies (see Note 6)

Equity:
Class A common stock - 700,000,000 shares authorized, par value $0.001; 36,253,744 and 63,320,300 shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively	36	63
Class B common stock - 100,000,000 shares authorized, par value $0.001; 27,066,890 and 22,004 shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively	27	—
Additional paid-in capital	139,353	146,982
Retained earnings	66,343	120,190
Non-controlling interests	12,165	12,485
Total equity	217,924	279,720
Total liabilities and equity	$412,658	$491,776
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2026	2025	2026
Revenues	$377,427	$371,070	$1,051,069	$1,059,433
Cost of goods sold	302,706	285,847	843,853	817,857
Gross profit	74,721	85,223	207,216	241,576

Selling, general, and administrative expenses	58,367	60,160	165,277	178,194

Operating income	16,354	25,063	41,939	63,382

Other expenses (income):
Interest expense	160	177	502	485
Other expense (income), net	(437)	(1,091)	(887)	(11,165)
Total other expenses (income)	(277)	(914)	(385)	(10,680)

Income before income taxes	16,631	25,977	42,324	74,062
Provision for income taxes	7,038	6,857	14,631	19,277

Net income	9,593	19,120	27,693	54,785
Less net income (loss) attributable to non-controlling interests	(225)	440	(603)	938
Net income attributable to Guardian Pharmacy Services, Inc.	$9,818	$18,680	$28,296	$53,847

Net income per share of Class A and Class B common stock[1]
Basic	$0.16	$0.29	$0.46	$0.85
Diluted	$0.15	$0.29	$0.45	$0.84
Weighted-average Class A and Class B common shares outstanding
Basic	62,124	63,343	62,071	63,330
Diluted	63,432	63,916	63,180	63,813

See accompanying notes to unaudited Condensed Consolidated Financial Statements.
1 See Note 7 - Basic and Diluted Net Income Per Share for the number of shares used in the computation of net income per share of Class A and Class B common stock and the basis for the computation of net income per share.

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share amounts)	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2025	36,253,744	27,066,890	$36	$27	$139,353	$66,343	$12,165	$217,924
Contributions	—	—	—	—	—	—	79	79
Distributions	—	—	—	—	—	—	(960)	(960)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	13,295	—	13,295
Net income attributable to non-controlling interest	—	—	—	—	—	—	249	249
Share-based compensation forfeitures	—	—	—	—	(47)	—	—	(47)
Share-based compensation expense	—	—	—	—	1,794	—	—	1,794
Conversion of Class B common stock to Class A common stock	13,527,437	(13,527,437)	14	(14)	—	—	—	—
Other	—	—	—	—	90	—	—	90
Balance, March 31, 2026	49,781,181	13,539,453	$50	$13	$141,190	$79,638	$11,533	$232,424
Contributions	—	—	—	—	—	—	574	574
Distributions	—	—	—	—	—	—	(327)	(327)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	21,872	—	21,872
Net income attributable to non-controlling interest	—	—	—	—	—	—	249	249
Share-based compensation forfeitures	—	—	—	—	(48)	—	—	(48)
Share-based compensation expense	—	—	—	—	2,898	—	—	2,898
Issuance of Class A common stock associated with vested restricted stock units	11,703	—	—	—	—	—	—	—
Balance, June 30, 2026	49,792,884	13,539,453	$50	$13	$144,040	$101,510	$12,029	$257,642
Contributions	—	—	—	—	—	—	527	527
Distributions	—	—	—	—	—	—	(511)	(511)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	18,680	—	18,680
Net income attributable to non-controlling interest	—	—	—	—	—	—	440	440
Share-based compensation forfeitures	—	—	—	—	(279)	—	—	(279)
Share-based compensation expense	—	—	—	—	2,843	—	—	2,843
Conversion of Class B common stock to Class A common stock	13,527,416	(13,527,416)	13	(13)	—	—	—	—
Issuance of Class B common stock associated with acquisition	—	9,967	—	—	378	—	—	378
Balance, September 30, 2026	63,320,300	22,004	$63	$—	$146,982	$120,190	$12,485	$279,720

(In thousands, except share amounts)	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in capital	Retained Earnings	Non-Controlling Interests	Total Equity
Balance, December 31, 2024	9,200,000	54,087,158	$9	$54	$125,484	$17,124	$7,305	$149,976
Contributions	—	—	—	—	—	—	135	135
Distributions	—	—	—	—	—	—	(135)	(135)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,448	—	9,448
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(175)	(175)
Share-based compensation forfeitures	—	(516)	—	—	(1)	—	—	(1)
Share-based compensation expense	—	—	—	—	3,969	—	—	3,969
Conversion of Class B common stock to Class A common stock	13,519,946	(13,519,946)	14	(14)	—	—	—	—
Balance, March 31, 2025	22,719,946	40,566,696	$23	$40	$129,452	$26,572	$7,130	$163,217
Contributions	—	—	—	—	—	—	1,094	1,094
Non-cash equity contribution	—	—	—	—	—	—	2,141	2,141
Distributions	—	—	—	—	—	—	(54)	(54)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,030	—	9,030
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(203)	(203)
Share-based compensation forfeitures	(68)	(202)	—	—	(1)	—	—	(1)
Share-based compensation expense	—	—	—	—	4,447	—	—	4,447
Issuance of Class A common stock associated with vested restricted stock units	10,713	—	—	—	—	—	—	—
Balance, June 30, 2025	22,730,591	40,566,494	$23	$40	$133,898	$35,602	$10,108	$179,671
Contributions	—	—	—	—	—	—	390	390
Non-cash equity contribution	—	—	—	—	—	—	1,468	1,468
Distributions	—	—	—	—	(422)	—	—	(422)
Net income attributable to Guardian Pharmacy Services, Inc.	—	—	—	—	—	9,818	—	9,818
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(225)	(225)
Share-based compensation forfeitures	(132)	(394)	—	—	(17)	—	—	(17)
Share-based compensation expense	—	—	—	—	4,373	—	—	4,373
Conversion of Class B common stock to Class A common stock	13,523,285	(13,523,285)	13	(13)	—	—	—	—
Issuance of Class B common stock associated with acquisition	—	24,075	—	—	441	—	—	441
Balance, September 30, 2025	36,253,744	27,066,890	$36	$27	$138,273	$45,420	$11,741	$195,497

GUARDIAN PHARMACY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2025	2026
Operating activities
Net income	$27,693	$54,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,594	17,716
Share-based compensation expense	12,770	7,528
Provision for losses on accounts receivable	3,110	4,116
Change in deferred tax asset	710	(419)
Other	585	(122)
Changes in operating assets and liabilities:
Accounts receivable	(11,593)	(9,771)
Inventories	(5,669)	(13,081)
Other current assets	858	(219)
Accounts payable	21,148	9,555
Accrued compensation	1,514	4,826
Other operating liabilities	(2,065)	4,543
Net cash provided by operating activities	65,655	79,457

Investing activities
Purchases of property and equipment	(15,318)	(13,663)
Payment for business combinations	(12,921)	(2,642)
Payment for asset acquisition	—	(4,400)
Other	724	746
Net cash used in investing activities	(27,515)	(19,959)

Financing activities
Proceeds from equity offering, net of underwriter fees	29,039	30,276
Repurchase of outstanding Class A common stock	(29,039)	(30,276)
Payments of equity offering costs	(1,594)	—
Repayment of notes payable	(497)	—
Principal payments on finance lease obligations	(3,393)	(3,214)
Contingent liability payments related to acquisitions	(2,259)	(1,700)
Contributions from non-controlling interests	1,619	1,180
Distributions to non-controlling interests	(189)	(1,798)
Other	—	70
Net cash used in financing activities	(6,313)	(5,462)

Net change in cash and cash equivalents	31,827	54,036
Cash and cash equivalents, beginning of period	4,660	65,619
Cash and cash equivalents, end of period	$36,487	$119,655

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$510	$450
Cash paid during the year for income taxes	$17,591	$20,702

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment through finance leases	$3,623	$3,016
Non-cash equity contributions from non-controlling interests	$3,609	$—

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

Conversion of Class B Common Stock to Class A Common Stock
During the three months ended March 31, 2026 and September 30, 2026, 13,527,437 shares and 13,521,396 shares, respectively, of the Company’s Class B common stock that were originally issued in connection with the Corporate Reorganization automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.

During the three months ended September 30, 2026, an additional 6,020 shares of the Company’s Class B common stock that were issued as consideration for an acquisition completed during the third quarter of 2025 automatically converted into an equal number of shares of the Company’s Class A common stock.

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

As part of the Q1 2026 Offering, certain selling stockholders, consisting of the Company's founders, also sold 5,880,000 shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling stockholders in this offering.

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. Certain footnote disclosures have been omitted that would substantially duplicate the disclosures in the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025, unless information contained in those disclosures materially changed or is required by U.S. GAAP to be included in interim financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2026 have been recorded. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or any other period. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025, as filed with the SEC on March 11, 2026.
Cash and Cash Equivalents
Cash and cash equivalents consists primarily of demand deposits held with financial institutions, money market funds, and short-term corporate and government debt securities. The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase and an insignificant risk of changes in value to be cash equivalents for financial statement presentation.
As of September 30, 2026, the Company held $57,348 of corporate and government debt securities classified as held to maturity. The securities had contractual maturities of three months or less when purchased and are included within Cash and cash equivalents in the unaudited condensed consolidated financial statements. As of September 30, 2026, the amortized cost basis of the corporate and government debt securities approximated fair value, and the related allowance for credit losses and gross unrecognized holding gains and losses were immaterial.

New Accounting Pronouncements
The following table provides a description of recent accounting pronouncements that are applicable to the Company’s unaudited condensed consolidated financial statements:

New Accounting Standard Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the unaudited Condensed Consolidated Financial Statements upon adoption
2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	ASU 2025-05 amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606.	January 1, 2026 for annual and interim disclosures.	The Company adopted the standard as of January 1, 2026, with no material impact on the consolidated financial statements.
New Accounting Standards Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the unaudited Condensed Consolidated Financial Statements upon adoption
2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	ASU 2024-03 requires Public Business Entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered “relevant."	January 1, 2027 for annual disclosures; January 1, 2028 for interim disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the incremental disaggregated expense information that will be required to be disclosed.
2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	ASU 2025-03 revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not.	January 1, 2027 for annual disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the new standard.
2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer	ASU 2025-04 clarifies the guidance in both ASC 606 and ASC 718 on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. The ASU is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer.	January 1, 2027 for annual disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2027. The Company is currently evaluating the impact of the new standard.
2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40.	January 1, 2028 for annual and interim disclosures.	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2028. The Company is currently evaluating the impact of the new standard.
3. Acquisitions
The Company’s growth strategy involves periodically acquiring institutional pharmacies servicing LTCFs and their residents as well as residents in other care settings. The Company’s strategy includes the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally less significant in size, which are combined with existing pharmacy operations to augment internal organic growth. The Company completed an immaterial acquisition during the three months ended September 30, 2026.

2025 Acquisitions
In 2025, the Company completed acquisitions of various pharmacy operations (the “2025 Acquisitions”). Total consideration for the 2025 Acquisitions included $13,725 of cash, $125 of deferred inventory payments, 24,075 shares of Class B common stock with a fair value of $441, and contingent earnout payments of up to $2,600 if certain revenue and earnings targets are achieved by certain acquired entities during the first full four quarters subsequent to the acquisition date. The fair value of the shares of Class B common stock issued was determined based on the closing share price of the Company’s Class A common stock on the acquisition date, discounted for a lack of registration, as the Class B common stock remains unregistered. The fair value of the contingent consideration arrangements at the acquisition dates as of December 31, 2025, was $2,600, and at September 30, 2026 was $900. The total purchase consideration for the 2025 Acquisitions was $16,891.
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

4. Intangible Assets

During the nine months ended September 30, 2026, the Company acquired customer list intangible assets recognized at an aggregate carrying amount of $5,116. The customer lists have no significant residual value and a weighted average useful life of 10 years.
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
The following table summarizes the valuation of liabilities measured at fair value on a recurring basis on the Company’s consolidated balance sheets:

	Level 1	Level 2	Level 3
December 31, 2025
Liabilities:
Contingent consideration payable	$—	$—	$3,220
Fair value of financial instruments	$—	$—	$3,220

	Level 1	Level 2	Level 3
September 30, 2026
Liabilities:
Contingent consideration payable	$—	$—	$2,870
Fair value of financial instruments	$—	$—	$2,870
The fair value measurement of the contingent consideration obligations arising from acquisitions is based upon Level 3 unobservable inputs including, in part, the estimate of future cash flows based upon the likelihood of achieving the various criteria triggering the payment of the obligations. The fair values of the liabilities associated with contingent consideration obligations were derived using the income approach with unobservable inputs, which included future earnings forecasts for which there is no market data. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the nine months ended September 30, 2026, there were no material gains or losses related to liabilities classified as Level 3 as a result of fair value adjustments. Changes in the fair value of the contingent consideration obligations are recorded within Selling, general, and administrative expenses.
The following table provides a reconciliation of the activity for the Level 3 contingent consideration fair value measurements during the nine-month period ended September 30, 2026:

Balance at December 31, 2025	$3,220
Current year acquisitions	—
Fair value adjustments	—
Payments	—
Balance at March 31, 2026	$3,220
Current year acquisitions	—
Fair value adjustments	—
Payments	(200)
Balance at June 30, 2026	$3,020
Current year acquisitions	1,350
Fair value adjustments	—
Payments	(1,500)
Balance at September 30, 2026	$2,870

6.    Commitments and Contingencies
The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company may have exposure to loss contingencies arising from pending or threatened litigation for which assessing and estimating the outcomes of these matters involves substantial uncertainties. The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated.
Legal expenses include attorneys’ fees, litigation expenses and settlements. The Company recorded legal expenses totaling $4,479 and $4,471 for the nine months ended September 30, 2025 and 2026, respectively.
On April 21, 2026, the Company executed a mutual release and settlement agreement related to a payor-reimbursement matter. As part of the settlement, the Company received an $8,500 cash payment. The impact of this settlement has been recorded in Other expense (income) on the Condensed Consolidated Statement of Operations.

7.    Basic and Diluted Net Income Per Share
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
The following table sets forth the computation of net income attributable to the Company used to compute basic net income per share of Class A and Class B common stock for the three and nine months ended September 30, 2025 and 2026.

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2026
Numerator:
Net income	$9,593	$19,120	$27,693	$54,785
Less net income (loss) attributable to non-controlling interests	(225)	440	(603)	938
Net income attributable to Guardian Pharmacy Services, Inc.	$9,818	$18,680	$28,296	$53,847

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$14,815	$3,865	$38,836	$15,011
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	50,238	13,105	45,676	17,654
Basic net income per share attributable to common stockholders	$0.29	$0.29	$0.85	$0.85

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$14,815	$3,865	$38,836	$15,011
Denominator:
Number of shares used in basic computation	50,238	13,105	45,676	17,654
Dilutive Restricted Stock Units and Class A and B Common Stock	454	119	348	135
Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income per share	50,692	13,224	46,024	17,789
Diluted net income per share attributable to common stockholders	$0.29	$0.29	$0.84	$0.84

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$3,638	$6,180	$8,413	$19,883
Denominator:
Weighted average number of shares of Class A and Class B common stock outstanding	23,021	39,103	18,455	43,616
Basic net income per share attributable to common stockholders	$0.16	$0.16	$0.46	$0.46

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to Guardian Pharmacy Services, Inc.	$3,638	$6,180	$8,413	$19,883
Denominator:
Number of shares used in basic computation	23,021	39,103	18,455	43,616
Dilutive Restricted Stock Units and Class A and B Common Stock	485	824	330	779
Weighted average shares of Class A and Class B common stock outstanding used to calculate diluted net income per share	23,506	39,926	18,785	44,395
Diluted net income per share attributable to common stockholders	$0.15	$0.15	$0.45	$0.45
There were no material anti-dilutive common share equivalents that were excluded in the computation of diluted net income per share during the three and nine months ended September 30, 2025 and 2026.

8.    Share-based Compensation
2024 Equity and Incentive Compensation Plan
The Company adopted the Guardian Pharmacy Services, Inc. 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) on September 27, 2024. The initial number of shares of our Class A common stock available for awards under the 2024 Plan (the "Overall Share Limit") was 2,000,000 shares. The Overall Share Limit is automatically increased on the first day of each fiscal year, beginning in 2025 and ending in 2034, by an amount equal to the lesser of (a) 1% of the shares of our common stock (including both Class A common stock and Class B common stock) outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares as may be determined by the Company's Board of Directors. In 2026, the Overall Share Limit was increased by 633,206 shares in accordance with such provision. Such shares may be shares of original issuance or treasury shares or a combination of the two.
2026 Long-Term Incentive Program Awards
On February 11, 2026, the Compensation Committee of the Company’s Board of Directors approved the Company’s 2026 long-term incentive program (the “2026 LTIP”), consisting of restricted stock unit awards (“RSUs”) and non-qualified stock options (“Stock Options”), granted under the 2024 Plan.
RSU Awards
During the nine months ended September 30, 2026, and under the 2026 LTIP, the Company granted RSU awards to certain executive and management employees of 438,500 units. These RSU awards cliff vest three years subsequent to the grant date of each award and upon vesting are settled in shares of Class A common stock.
Stock Options
During the nine months ended September 30, 2026, and under the 2026 LTIP, the Company granted 550,000 Stock Options to certain executive and management employees. These Stock Option awards cliff vest three years subsequent to the grant date of each award, have a 10 year term, and, if exercised, are settled in shares of Class A common stock.
Share-based compensation expense
Share-based compensation expense, recorded to Selling, general, and administrative expenses in the consolidated statements of operations, was $4,356 and $2,735 during the three months ended September 30, 2025 and 2026, respectively, and $12,770 and $7,528 during the nine months ended September 30, 2025 and 2026, respectively.
As of September 30, 2026, unamortized share-based compensation costs related to share-based incentive awards is as follows (in thousands, except for the remaining service period):

(in thousands)	Amount	Weighted Average Remaining Service Period (years)
Restricted stock units	$16,801	2.1
Stock options	5,966	2.4
Total unamortized share-based compensation cost	$22,767

9. Segments
General Information
The Company has a single operating segment, which was determined based on the chief operating decision maker (“CODM”), which is our Chief Executive Officer, assessing performance and allocating resources on a consolidated basis.
The operating segment derives its revenues primarily through sales of pharmaceutical products. All long-lived assets were held in the United States as of December 31, 2025 and September 30, 2026. All revenues were generated in the United States during the three and nine months ended September 30, 2025 and 2026.

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
Reportable segment reconciliation
The following reconciliation presents operating segment revenue, net income, and significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Revenue	$377,427	$371,070	$1,051,069	$1,059,433
Less:
Employee expenses (excluding share-based compensation expense)	80,496	88,855	228,518	256,048
Share-based compensation expense	4,356	2,735	12,770	7,528
Other segment items (1)	269,946	247,394	750,361	703,594
Depreciation and amortization	5,838	5,932	16,594	17,716
Interest expense	160	177	502	485
Income taxes	7,038	6,857	14,631	19,277
Segment net income	$9,593	$19,120	$27,693	$54,785

Reconciliation of net income to consolidated statements of operations
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$9,593	$19,120	$27,693	$54,785
(1) Other segment items included in operating segment net income include product expenses, legal expenses and settlements, rent and auto lease expenses, utilities expenses, maintenance expenses, and other overhead expenses.
10.    Income Taxes
The provision for income taxes is attributable to U.S. federal and state income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate and includes the tax effect of items required to be recorded discretely in the interim periods in which those items occur.
Income tax expense for the three months ended September 30, 2025 and 2026 was $7,038 and $6,857, respectively. This reflects effective tax rates for the three months ended September 30, 2025 and 2026 of 42.3% and 26.4%, respectively. Income tax expense for the nine months ended September 30, 2025 and 2026 was $14,631 and $19,277, respectively. This reflects effective tax rates for the nine months ended September 30, 2025 and 2026 of 34.6% and 26.0%, respectively.
During the nine months ended September 30, 2025, the Company’s effective tax rate was higher than the U.S. statutory rate of 21% primarily due to state income taxes representing approximately 5.0% and certain 2024 tax filing matters relating to the Corporate Reorganization and IPO, including the incremental share-based compensation charge in connection with the Corporate Reorganization and IPO, representing approximately 7.3% in total. These compensation costs are not deductible for federal and state income taxes due to prior Section 83(b) elections.
During the nine months ended September 30, 2026, the Company’s effective tax rate was higher than the U.S. statutory rate of 21% primarily due to state income taxes representing approximately 4.5%.

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
Overview
We are a leading, highly differentiated pharmacy services company that provides an extensive suite of technology-enabled services designed to help residents of long-term health care facilities (“LTCFs”) adhere to their appropriate drug regimen, which in turn helps reduce the cost of care and improve clinical outcomes. We enter into contracts directly with LTCFs to serve as the principal pharmacy provider for their residents. In this capacity, we offer high-touch, individualized clinical, drug dispensing and administration capabilities that are tailored to serve the needs of residents in historically lower acuity LTCFs, such as assisted living facilities (“ALFs”) and behavioral health facilities (“BHFs”). Additionally, our robust capabilities enable us to serve residents in all types of LTCFs. Our services include prescription intake and adjudication management, packaging drugs into unit dose and/or multi-dose compliance packaging that are organized by date and time of administration, and electronically tracking each drug from delivery through administration to LTCF residents. We also offer training to caregivers and conduct mock audits to ensure compliance with pharmacy administration requirements, billing claims processing, government regulation and other matters. As of September 30, 2026, our 63 pharmacies, 57 of which are full-service, served approximately 218,000 residents in approximately 8,600 LTCFs across 39 states.
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
Conversion of Class B Common Stock to Class A Common Stock
During the three months ended March 31, 2026 and September 30, 2026, 13,527,437 shares and 13,521,396 shares, respectively, of the Company’s Class B common stock that were originally issued in connection with the Corporate Reorganization automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.
During the three months ended September 30, 2026, an additional 6,020 shares of the Company’s Class B common stock that were issued as consideration for an acquisition completed during the third quarter of 2025 automatically converted into an equal number of shares of the Company’s Class A common stock.

Follow-On Offering
In March 2026, the Company completed an underwritten follow-on public offering (the “Q1 2026 Offering”) of 1,020,000 shares of Class A common stock at an offering price of $31.00 per share. We used all of the proceeds, net of underwriting discounts of $1.3 million from the Q1 2026 Offering to purchase 1,020,000 shares of outstanding Class A common stock that were issued upon conversion of shares of our Class B common stock that were originally issued in connection with our Corporate Reorganization. The 1,020,000 shares of Class A common stock purchased by the Company were retired, resulting in no change to the total number of Class A common stock outstanding. We did not retain any of the proceeds from the sale of shares in the offering.
As part of the Q1 2026 Offering, certain selling stockholders, consisting of the Company's founders, also sold 5,880,000 shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling stockholders in this offering.
Factors Affecting the Comparability of Our Results of Operations
Our results of operations for the three and nine months ended September 30, 2026 and the corresponding periods in 2025 have been affected by the following, among other factors, which must be understood to assess the comparability of our period-to-period financial performance and condition.
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
During 2025 and 2026, we completed acquisitions of various pharmacy operations (the “Acquisitions”). The operating results of the Acquisitions were a contributing factor in certain changes in the results of operations for the three and nine months ended September 30, 2026 compared to the corresponding periods in 2025. Acquisition impacts are considered when the beginning of the comparative period precedes the acquisition date.
Inflation Reduction Act
In August 2022, Congress passed the Inflation Reduction Act (the “IRA”), which, among other provisions, introduced significant drug pricing reforms aimed to reduce federal government and beneficiary spending for Medicare Part B and Part D drugs. Key provisions in this legislation include limited authority for regulators to negotiate prices for certain Medicare drugs, caps on beneficiary cost share and maximum out-of-pocket spending, and rebates on manufacturers where drug prices exceed inflation. The Centers for Medicare and Medicaid Services released initial guidance related to the implementation of this program, and has since entered three rounds of the Medicare Drug Price Negotiation Program. In January 2026, the initial ten Part D drugs that were part of IRA negotiations had their negotiated prices go into effect. The reduction in prices to the IRA-impacted drugs affects the comparability of results, specifically for revenue and cost of goods sold, for the three and nine months ended September 30, 2026, which include the impact of the IRA, when compared against the results of the three and nine months ended September 30, 2025, which do not include the impact of the IRA. We expect IRA-related price reductions to continue impacting year-over-year comparability throughout the remainder of 2026.
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
Other expense (income), net. Other expense (income), net consists primarily of gain (loss) on asset disposals, interest income earned on cash and cash equivalents, including corporate and government debt securities, and certain legal settlements.
Provision for income taxes. Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.
Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2026
The following table sets forth our consolidated statements of operations data for the three and nine months ended September 30, 2025 and 2026, respectively. The year-over-year comparison of results of operations is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Revenues	$377,427	$371,070	$1,051,069	$1,059,433
Cost of goods sold	302,706	285,847	843,853	817,857
Gross profit	74,721	85,223	207,216	241,576
Selling, general, and administrative expenses	58,367	60,160	165,277	178,194
Operating income	16,354	25,063	41,939	63,382
Other expenses (income):
Interest expense	160	177	502	485
Other expense (income), net	(437)	(1,091)	(887)	(11,165)
Total other expenses (income)	(277)	(914)	(385)	(10,680)
Income before income taxes	16,631	25,977	42,324	74,062
Provision for income taxes	7,038	6,857	14,631	19,277
Net income	9,593	19,120	27,693	54,785
Less net income (loss) attributable to non-controlling interests	(225)	440	(603)	938
Net income attributable to Guardian Pharmacy Services, Inc.	$9,818	$18,680	$28,296	$53,847
Adjusted EBITDA (1)	$27,275	$33,853	$75,659	$93,269

(1)    See “—Adjusted EBITDA and Other Non-GAAP Financial Measures” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2026		2025	2026
	(in thousands)			(in thousands)

Revenue	$377,427	$371,070	(1.7)%	$1,051,069	$1,059,433	0.8%
Revenue for the three months ended September 30, 2026 decreased by $6.4 million or 1.7% compared to the three months ended September 30, 2025. Excluding the $7.3 million increase in revenue attributable to the Acquisitions, organic revenue decreased by $13.7 million, primarily attributable to pricing decreases as a result of the IRA. Although organic revenue decreased due to IRA price reductions, the number of residents served increased from 204,000 residents during September 2025 to 218,000 residents during

September 2026 and prescriptions dispensed increased from 7.3 million during the three months ended September 30, 2025 to 8.1 million during the three months ended September 30, 2026.
Revenue for the nine months ended September 30, 2026 increased by $8.4 million or 0.8% compared to the nine months ended September 30, 2025. Excluding the $38.4 million increase in revenue attributable to the Acquisitions, organic revenue decreased by $30.0 million, primarily attributable to pricing decreases as a result of the IRA. Although organic revenue decreased due to IRA price reductions, the number of residents served increased from 204,000 residents during September 2025 to 218,000 residents during September 2026 and prescriptions dispensed increased from 21.0 million during the nine months ended September 30, 2025 to 23.1 million during the nine months ended September 30, 2026.
Cost of goods sold

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2026		2025	2026
	(in thousands)			(in thousands)

Cost of goods sold	$302,706	$285,847	(5.6)%	$843,853	$817,857	(3.1)%
Percentage of revenue	80.2%	77.0%		80.3%	77.2%
Cost of goods sold for the three months ended September 30, 2026 decreased $16.9 million or 5.6% compared to the three months ended September 30, 2025. Excluding the $5.5 million increase in cost of goods sold attributable to the Acquisitions, organic cost of goods sold decreased by $22.4 million, primarily attributable to product cost decreases as a result of the IRA. Cost of goods sold as a percentage of revenue decreased from 80.2% to 77.0% during the three months ended September 30, 2026, primarily due to product cost decreases as a result of the IRA.
Cost of goods sold for the nine months ended September 30, 2026 decreased $26.0 million or 3.1% compared to the nine months ended September 30, 2025. Excluding the $30.6 million increase in cost of goods sold attributable to the Acquisitions, organic cost of goods sold decreased by $56.6 million, primarily attributable to product cost decreases as a result of the IRA. Cost of goods sold as a percentage of revenue decreased from 80.3% to 77.2% during the nine months ended September 30, 2026, primarily due to product cost decreases as a result of the IRA.
Selling, general, and administrative expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2026		2025	2026
	(in thousands)			(in thousands)

Selling, general, and administrative expenses	$58,367	$60,160	3.1%	$165,277	$178,194	7.8%
Percentage of revenue	15.5%	16.2%		15.7%	16.8%
Selling, general, and administrative expenses increased $1.8 million or 3.1% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was driven by an increase in expenses due to an increase in average employee headcount, with $1.1 million resulting from organic growth and $0.7 million resulting from the Acquisitions. Selling, general and administrative expenses as a percentage of revenue increased from 15.5% to 16.2% based primarily on selling, general, and administrative expenses increasing at a higher rate than revenue during the three months ended September 30, 2026 as a result of the IRA price reductions.
Selling, general, and administrative expenses increased $12.9 million or 7.8% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was driven by an increase in expenses due to an increase in average employee headcount, with $9.1 million resulting from organic growth and $3.8 million resulting from the Acquisitions. Selling, general, and administrative expenses as a percentage of revenue increased from 15.7% to 16.8% based primarily on selling, general and administrative expenses increasing at a higher rate than revenue during the nine months ended September 30, 2026 as a result of the IRA price reductions.

Other expense (income), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2026		2025	2026
	(in thousands)			(in thousands)

Other expenses (income), net	$(437)	$(1,091)	149.7%	$(887)	$(11,165)	1,158.7%
Percentage of revenue	0.1%	0.3%		0.1%	1.1%
Other expenses (income), net increased $0.7 million or 149.7% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Other expenses (income), net increased $10.3 million or 1,158.7% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was driven by $8.5 million received as a part of a legal settlement related to a payor-reimbursement matter during the nine months ended September 30, 2026. Other expenses (income), net as a percentage of revenue increased from 0.1% to 1.1% based primarily on the settlement described above.
Provision for income taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2026		2025	2026
	(in thousands)			(in thousands)

Provision for income taxes	$7,038	$6,857	(2.6)%	$14,631	$19,277	31.8%
Income tax expense decreased by $0.2 million for the three months ended September 30, 2026, when compared to the prior year. This decrease is primarily due to certain filing matters relating to the Corporate Reorganization and IPO recognized for the three months ended September 30, 2025, resulting in higher tax expense in that period, offset by an increase in income from operations for the three months ended September 30, 2026.
Income tax expense increased by $4.6 million for the nine months ended September 30, 2026, when compared to the prior year. This increase is primarily due to the increase in income from operations for the period offset by a lower effective tax rate as a result of a decrease in the incremental share-based compensation charge in connection with the Corporate Reorganization and IPO.
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
There are a number of limitations related to the use of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS rather than the most directly comparable GAAP financial measure, including:
•Adjusted EBITDA does not reflect interest and income tax payments that represent a reduction in cash available to us;
•Depreciation and amortization are non-cash charges and the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS do not consider the impact of share-based compensation; and
•Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS exclude the impact of certain legal and regulatory items, and payor-reimbursement matters which can affect our current and future cash requirements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Net income	$9,593	$19,120	$27,693	$54,785
Add:
Interest expense (income), net	(133)	(813)	(203)	(1,733)
Depreciation and amortization	5,838	5,932	16,594	17,716
Provision for income taxes	7,038	6,857	14,631	19,277
EBITDA	$22,336	$31,096	$58,715	$90,045
Share-based compensation (1)	4,356	2,735	12,770	7,528
Certain legal & other regulatory matters (2)	435	19	1,057	37
Financing-related and other activities (3)	110	—	1,924	873
Payor-reimbursement matters (4)	38	3	1,193	(5,214)
Adjusted EBITDA	$27,275	$33,853	$75,659	$93,269
Net income as a percentage of revenue	2.5%	5.2%	2.6%	5.2%
Adjusted EBITDA as a percentage of revenue	7.2%	9.1%	7.2%	8.8%

Net Income attributable to Guardian Pharmacy Services, Inc.	$9,818	$18,680	$28,296	$53,847
Share-based compensation (1)	4,356	2,735	12,770	7,528
Certain legal & other regulatory matters (2)	435	19	1,057	37
Financing-related and other activities (3)	110	—	1,924	873
Payor-reimbursement matters (4)	38	3	1,193	(5,214)
Acquisition-related intangible asset amortization (5)	978	893	2,687	2,750
Income tax impact of adjustments (6)	(1,759)	(949)	(5,854)	(1,553)
Certain tax matters related to Corporate Reorganization and IPO (7)	1,725	—	1,725	—
Adjusted net income	$15,701	$21,381	$43,798	$58,268
Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income per share	63,432	63,916	63,180	63,813
Weighted average common shares outstanding used in calculating diluted Non-GAAP net income per share	63,432	63,916	63,180	63,813

Diluted EPS	$0.15	$0.29	$0.45	$0.84
Adjusted EPS	$0.25	$0.33	$0.69	$0.91

(1)See Note 8 - Share-based Compensation for further detail on the share-based compensation expense.
(2)Represents non-recurring attorney’s fees, settlement costs and other expenses, and insurance reimbursements related to settlements, associated with certain legal proceedings. The Company excludes such charges and reimbursements, recorded as selling, general, and administrative expenses, when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion allows for consistent evaluation of operations.
(3)Represents non-recurring costs associated with various financing-related activities included in the three and nine months ended September 30, 2025 and 2026, and costs to transition to a public company included in the three and nine months ended September 30, 2025.
(4)Represents non-recurring settlements, recorded as other income, proceeds received, recorded as revenue, and legal expenses, recorded as selling, general and administrative expenses, associated with payor reimbursement matters.

Settlements received associated with payor reimbursement matters, recorded as other income, were $0.0 million and $8.5 million during the three and nine months ended September 30, 2026, respectively, and $0.0 million during the three and nine months ended September 30, 2025.
Proceeds received associated with payor reimbursement matters, recorded as revenue, were $0.0 million during the three and nine months ended September 30, 2026, and $1.6 million during the three and nine months ended September 30, 2025.
Legal expenses associated with payor reimbursement matters, recorded as selling, general and administrative expenses, were $0.0 million and $3.2 million during the three and nine months ended September 30, 2026, respectively, and $1.7 million and $2.8 million during the three and nine months ended September 30, 2025, respectively.
On April 21, 2026, the Company executed a mutual release and settlement agreement related to a payor-reimbursement matter. As part of the settlement, the Company received an $8.5 million cash payment, which is recorded in Other expense (income) on the Condensed Consolidated Statement of Operations.
(5)Represents amortization expense associated with the acquisition-related intangible assets, such as customer lists and trademarks.
(6)Represents the income tax impact of non-GAAP adjustments, calculated using the estimated tax rate for the respective non-GAAP adjustment.
(7)Represents non-recurring income tax expense associated with the Corporate Reorganization and IPO. The Company excludes such charges when evaluating operating performance because it does not incur such charges on a predictable basis and exclusion allows for consistent evaluation of operations.
Liquidity and Capital Resources
We have historically financed our business and acquisitions primarily through cash from operations and borrowings under our Loan Agreement (as defined below) and, more recently, sales of our Class A common stock in our IPO. We use cash in the ordinary course of our operations primarily for prescription drug acquisition costs, capital expenditures, and personnel costs. As of September 30, 2026, we had $119.7 million in Cash and cash equivalents, consisting primarily of demand deposits held with a large regional financial institution, money market funds, and short-term corporate and government debt securities.
On May 21, 2026, the Company entered into the Eighth Amendment (the “Amendment”) to the Third Amended and Restated Loan and Security Agreement dated as of April 23, 2018 (as amended from time to time, the “Loan Agreement”), with Regions Bank. The Loan Agreement provides for both term loan commitments and revolving loan commitments. The Amendment amended the Loan Agreement to, among other things, (i) replace references to Guardian Pharmacy, LLC with the Company as borrower and make certain related modifications to reflect the borrower’s status as a public company, (ii) extend the maturity date of the revolving loan commitments from April 23, 2027 to May 21, 2030 and (iii) permit the Company to add incremental term loans and/or increase the revolving loan commitments thereunder in an aggregate amount not to exceed $40 million. The revolving loan commitment under the Loan Agreement bears an interest rate equal to the one-month Secured Overnight Financing Rate (“SOFR”) plus an additional rate of 1.80% to 2.80% based on certain financial ratios maintained by the Company. The total amount available under the revolving credit facility is $40 million, and the Company has the ability to increase its overall borrowing capacity to $80 million through additional revolving commitments and/or incremental term loans. As of September 30, 2026, the Company was in compliance with all required debt and financial covenants under the Loan Agreement.
As of September 30, 2026, we had no amounts of principal outstanding under any term loan commitments and no borrowings outstanding under any revolving loan commitments.
We believe our existing cash and cash equivalents, expected cash flows provided by our operations, and the amounts available under our Loan Agreement will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months and for the foreseeable future, though we may require additional capital resources in the future.

Net Cash Flows
For the nine months ended September 30, 2025 and 2026, respectively, our net cash flows provided by / (used in) were as follows:

(in thousands)	Nine Months Ended September 30,
	2025	2026
Operating activities	$65,655	$79,457
Investing activities	(27,515)	(19,959)
Financing activities	(6,313)	(5,462)
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
Net cash provided by operating activities for the nine months ended September 30, 2026 increased $13.8 million compared to the corresponding period in 2025. The increase was primarily due to higher net income, including the impact of $8.5 million of proceeds received in connection with a payor-related legal settlement, and increases in accrued compensation and other operating liabilities, partially offset by an increase in inventories and lower growth in accounts payable when compared with the corresponding period in 2025.
Investing Activities
Cash flows provided by investing activities consist primarily of proceeds from disposition of property and equipment. Cash flows used in investing activities consist primarily of capital expenditures relating to our new and existing pharmacy locations and payments related to acquisitions.
Net cash used in investing activities for the nine months ended September 30, 2026 decreased by $7.6 million compared to the corresponding period in 2025. The decrease was primarily due to a $10.3 million decrease in payments for business combinations, partially offset by a $4.4 million increase in payments for asset acquisitions, compared to the corresponding period in 2025.
Financing Activities
Cash flows provided by financing activities consist primarily of sales of our common stock. Cash flows used in financing activities consist primarily of payments of offering costs and principal payments on finance leases.
Net cash used in financing activities for the nine months ended September 30, 2026 decreased by $0.9 million compared to the corresponding period in 2025. The decrease was primarily due to decreases in payments of equity offering costs and contingent payments related to acquisitions, partially offset by increased distributions to non-controlling interests.
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
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $119.7 million as of September 30, 2026, which primarily consist of demand deposits held with financial institutions, money market funds, and short-term corporate and government debt securities. Changes in interest rates affect the interest income we earn on our cash and cash equivalents and the fair value of our cash equivalents. Historical fluctuations in interest rates have not had a significant impact on our financial condition or results of operations, and a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the value of our cash and cash equivalents or on our future financial condition or results of operations.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, together with all of the information in this Quarterly Report on Form 10-Q and the other documents that we file with the SEC from time to time, before deciding whether to invest in our Class A common stock. Any of these risks could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. There have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Conversion of Corporate Reorganization Shares
In accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation, the issued and outstanding shares of Class B common stock that were issued in connection with the Corporate Reorganization automatically convert on a one-for-one basis into shares of Class A common stock over the two-year period following the IPO. Accordingly, on September 27, 2026, 13,521,396 shares of the Company’s Class B common stock automatically converted, in accordance with the terms of such class and without any further action by their holders or the Company, into an equal number of shares of the Company’s Class A common stock.
The 13,521,396 shares of Class A common stock issued upon the above conversions were issued under an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

Conversion of Other Class B Shares
During the three months ended September 30, 2026, an additional 6,020 shares of the Company’s Class B common stock that were issued as consideration for an acquisition completed during the third quarter of 2025 automatically converted into an equal number of shares of the Company’s Class A common stock. The shares of Class A common stock issued upon conversion were issued under an exemption from registration under Section 3(a)(9) of the Securities Act.

Issuance of Class B Shares
During the three months ended September 30, 2026, we issued and sold 9,967 shares of Class B common stock as part of consideration for an acquisition that took place during the quarter. Such shares of Class B common stock will automatically convert on a one-for-one basis into shares of Class A common stock over a two-year period in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The shares of Class B common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, as the shares were issued in privately negotiated transactions not involving any public offering.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Common Stock Lock-Up Agreements with Certain Holders
As previously disclosed, effective September 10, 2026, the Company entered into lock-up agreements with its founders, executive officers and certain other employees (the “Lock-up Holders”) who hold shares of the Company’s Class A common stock. Pursuant to the lock-up agreements, and subject to certain permitted dispositions, the Lock-up Holders agreed not to sell or transfer any of the shares of Class A common stock held by them without the prior consent of the Company through September 14, 2027. The permitted dispositions under the lock-up agreements include that the Lock-up Holders may sell specified limited percentages of the total number of shares of Class A common stock held by them pursuant to qualified Rule 10b5-1 trading plans. The sales contemplated by the Rule 10b5-1 trading plans described below fall within such permitted dispositions. After giving effect to the shares that may be sold under the Rule 10b5-1 trading plans, approximately 29.9 million shares of Class A common stock held by the lock-up holders remain locked-up through September 14, 2027.

Rule 10b5-1 Plans
During the three months ended September 30, 2026, none of the Company’s directors and officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as noted below.

On August 18, 2026, David Martin, Senior Vice President, Technology, Data & Senior Security Officer, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 20,000 shares of Class A common stock, set to expire on November 30, 2027.

On August 24, 2026, Will Mudd, Chief Financial Officer, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 18,500 shares of Class A common stock, set to expire on August 23, 2027.

On September 9, 2026, Rich Eakins, Senior Vice President, Sales, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 25,000 shares of Class A common stock, set to expire on November 30, 2027.

On September 10, 2026, Robert Weir, Senior Vice President, Operations & Regulatory Support, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 18,758 shares of Class A common stock, set to expire on December 31, 2027.

On September 12, 2026, each of Cardinal Equity Fund, L.P. and Pharmacy Investors, LLC (collectively, “Cardinal”), adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 64,000 and 193,000 shares of Class A common stock, respectively, set to expire on September 30, 2027. John Ackerman, a director of the Company, has an indirect pecuniary interest in the shares held by Cardinal.

On September 14, 2026, Fred Burke, President and Chief Executive Officer, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 171,900 shares of Class A common stock, set to expire on September 30, 2027.

On September 14, 2026, Bindley Capital Partners I, LLC (“Bindley Capital”), adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 833,483 shares of Class A common stock, set to expire on September 30, 2027. William Bindley and Thomas Salentine, Jr., directors of the Company, each have an indirect pecuniary interest in the shares held by Bindley Capital.

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

Guardian Pharmacy Services, Inc.

Date: November 5, 2026	By:	/s/ William Mudd
William Mudd
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)